Form 10QSB
period 2000-12-31
SAN JUAN FINANCIAL INC
filed 2001-02-22
CIK 1122101

SAN JUAN FINANCIAL, INC.



                               Filing Type: 10QSB
                          Description: Quarterly Report
                          Filing Date: February 21, 2001
                          Period End: December 31, 2000


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

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended December 31, 2000



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
    Denver, CO                                      (Zip Code)
  (Address of principal executive offices)



(303) 694-4895
(Issuer's telephone number)

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

             State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,065,800 shares of Common Stock, no par value per share, as of December 31, 2000.

Transitional Small Business Disclosure Format (Check one):Yes [] No [x]

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report          Date Filed:2/21/2001
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                December 31, 2000


                                     ASSETS

                                                                                       Dec. 31, 2000      June 30, 2000
                                                                                        (Unaudited)          (Audited)

CASH...............................................................................        $ 6,288           $41,585
EQUIPMENT, less accumulated depreciation of $.00...................................              0                 0
                                                                                           -------         ---------
                                                                                           $ 6,288           $41,585
                                                                                           =======           =======

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding..................................................           -                  -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C).................................        103,000           100,200
ACCUMULATED RETAINED DEFICIT ($96,711 accumulated during the development stage)....        (96,711)          (58,615)

ADDITIONAL PAID CAPITAL ...........................................................
                                                                                          $  6,288          $ 41,585
                                                                                          ========          ========



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report          Date Filed:2/21/2001
--------------------------------------------------------------------------------


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)

                    October 1, 2000 Through December 31, 2000


                                                    Dec. 31, 2000  Dec. 31, 1999
                                                    -------------  -------------
OPERATING EXPENSES
         Supplies..................................     $99           $   0
         Filing Fees...............................     173               0
         Postage and Delivery......................      46               0
         Registration and Filing Fees..............     260               0
         Other.....................................                       0
                                                      --------         -----
                           TOTAL OPERATING EXPENSES   $ 579           $   0
                                                      --------         -----
                               LOSS FROM OPERATIONS   ($579)         ($   0)


INCOME TAX EXPENSE                                        0               0
                                                      --------         -----

                                           NET LOSS   ($ 579)         $   0
                                                      ========         =====


Basis loss per common share........................    $  *           $  *
                                                      --------         -----

Basic weighted average common shares outstanding... 5,046,866     5,046,866
                                                    ==========    ==========

*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report          Date Filed:2/21/2001
--------------------------------------------------------------------------------


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)

                    October 1, 2000 Through December 31, 2000


                                               Dec. 31, 2000       Dec. 31, 1999
OPERATING ACTIVITIES
      Net loss............................       $      (579)       $         0
                                                 ------------       ------------
                        NET CASH (USED IN)
                      OPERATING ACTIVITIES              (579)                 0
                                                 ------------       ------------

FINANCING ACTIVITIES
      Proceeds from the Sale of
         Common Stock.....................                 0                  0
      Payments for offering costs.........                 0                  0
                                                 ------------        -----------
                      NET CASH PROVIDED BY
                      FINANCING ACTIVITIES                 0                  0
                                                 ============        ===========
                                                       (579)

Cash and cash equivalents, beginning of period        6,867                   0
  CASH AND CASH EQUIVALENTS, END OF PERIOD            6,288                   0
                                                 -----------         -----------
       CHANGE IN CASH AND CASH EQUIVALENTS             (579)                  0
                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.........................                0                   0
                                                 ============        ===========
         Income taxes.....................                0                   0
                                                 ------------        -----------




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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                             Dec. 31, 2000
                                                             ---------------
        U.S. federal statutory graduated rate................     15.00%
        State income tax rate, net of federal benefit........      7.51%
        Offering costs.......................................     13.13%
        Net operating loss for which no tax benefit
           is currently available............................    -35.64%
                                                             ---------------
                                                                   0.00%
                                                             ===============


At December 31, 2000, deferred taxes consisted of a net tax asset of $34,467 due to operating loss carryforwards of $96,711, which was fully allowed for in the valuation allowance of $34,467. The valuation allowance from April 10, 2000 (inception) through September 30, 2000 was $34,467. Net operating loss carryforwards will expire through 2020.

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


Income taxes are  computed  under the  provisions  of the  Financial  Accounting
Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income Taxes. SFAS 109 is an asset and liability approach that requires the recognition

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report          Date Filed:2/21/2001
--------------------------------------------------------------------------------


of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

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

                       Fair value of financial instruments

SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company's only financial instrument at December 31, 2000 was cash.

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

                        Basic Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing the net income or loss available to Common stockholders by the weighted average number of Common shares outstanding during each period. There were no common stock equivalents as of the periods ended December 31, 2000 and December 31, 1999. Net income or loss per share for the periods presented above are based on a weighted average number of shares outstanding of 5,063,000 and 5,000,000 (adjusted for a one-for-eight reverse split) during the three months ended, 2000 and 1999, respectively.

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


Item 2.   Management's Discussion and Analysis or Plan of Operation
-------------------------------------------------------------------

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

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report          Date Filed:2/21/2001
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at December 31, 2000, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         None

Item 3       Defaults Upon Senior Securities

         None

Item 4       Submission of Matters to a Vote of Securities Holders

         No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended December 31, 2000.

Item 5       Other Information

         None.

Item 6       Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   None

              (b)  Reports on Form 8-K.

                   No reports on Form 8-K were  filed by the  Company  during the fiscal quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 San Juan Financial, Inc.


 Date: February 21, 2001   By: /s/______________________________
                                 Steven G. Slater
                                 Chairman, Chief Executive Officer and President