Form 10QSB
period 2001-03-31
SAN JUAN FINANCIAL INC
filed 2001-09-20
CIK 1122101

SAN JUAN FINANCIAL, INC.



                             Filing Type: 10QSB
                             Description: Quarterly Report
                             Filing Date: September 19, 2001
                              Period End: March 31, 2001


                        Primary Exchange:  N/A
                                  Ticker:  N/A

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------




                                Table of Contents

         -------------------------------------------------------------



                                      10QSB

PART I.......................................................................1
Item1........................................................................1
Balance Sheet................................................................2
Income Statement.............................................................3
Cash Flow Statement..........................................................4
Item 2.......................................................................9
PART II.....................................................................10
Item 1......................................................................10
Item 2......................................................................10
Item 3......................................................................10
Item 4......................................................................10
Item 5......................................................................10
Item 6......................................................................10

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


                                      10QSB

                       Securities and Exchange Commission
                                Washington, D.C.


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001



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



(303) 455-2217
(Issuer's telephone number

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of March 31, 2001.

Transitional Small Business Disclosure Format (Check one):Yes [ ] No [x]


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                 March 31, 2001


                                     ASSETS

                                                                      Dec. 31, 2000       March 31, 2001
                                                                        (Audited)           (Unudited)

CASH..................................................................   $  6,288           $  5,256
EQUIPMENT, less accumulated depreciation of $.00......................         0                   0
                                                                         --------           --------
                                                                         $  6,288           $  5,256
                                                                         ========           ========

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.......................................     -                  -
COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)......................  103,000            103,000
ACCUMULATED RETAINED DEFICIT ($97,744 accumulated during the
development stage)......................................................  (96,711)           (97,744)

ADDITIONAL PAID CAPITAL ................................................
                                                                         $  6,288           $  5,256
                                                                         ========           ========


        See accompanying summary of significant accounting policies and
                         Notes to financial Statements











--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
                       For the period ended March 31, 2001


                                                            For the 3 Months  Date of Inception
                                                              Ended 3/31/01    4/10/00 through
                                                               (Unaudited)         3/31/01
                                                               -----------         -------
                                                                                 (Unaudited)
OPERATING EXPENSES
         Professional Fees..................................    $  4,755          $  42,755
         Web Site Development...............................         596              5,883
         Travel & Entertainment.............................         ---              5,679
         Registration and Filing Fees.......................         440              2,183
         Other..............................................          42                244
                                                                ---------         ----------
                                 TOTAL OPERATING EXPENSES       $  5,833          $  57,744
                                                                ---------         ----------
                                     LOSS FROM OPERATIONS         (5,833)        ($  57,744)


INCOME TAX EXPENSE                                                     0                  0
                                                                ---------         ----------

                                                 NET LOSS      ($  5,833)         $  57,744
                                                                =========         ==========


Basis loss per common share.................................    $    *            $     *
                                                                ---------         ----------

Basic weighted average common shares outstanding............    5,046,866         5,046,866
                                                                =========         ==========

*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements









--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                       For the period ended March 31, 2001



                                                                         For the 3 Months     4/10/00(Date of
                                                                           Ended 3/31/01         Inception)
                                                                            (Unaudited)       through 3/31/01
                                                                                                (Unaudited)
OPERATING ACTIVITIES
         Net loss.....................................................    $   (5,833)          $   (57,744)
                                                                          -----------          ------------
                                                    NET CASH (USED IN)
                                                  OPERATING ACTIVITIES        (5,833)              (57,744)
                                                                          -----------          ------------

FINANCING ACTIVITIES
         Proceeds from the Sale of Common Stock.......................             0           $   103,000
         Retained Earnings............................................             0               (40,000)
                                                                          -----------          ------------
                                                  NET CASH PROVIDED BY
                                                  FINANCING ACTIVITIES             0                63,000
                                                                          ===========          ============
                                                                          $   (5,833)                5,256

Cash and cash equivalents, beginning of period                                11,081                 5,256
                              CASH AND CASH EQUIVALENTS, END OF PERIOD         5,256                     0
                                                                           -----------          -----------
                                   CHANGE IN CASH AND CASH EQUIVALENTS        (5,833)                5,256
                                                                          ===========          ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.....................................................             0                     0
                                                                          ===========          ============
         Income taxes.................................................             0                     0
                                                                          ===========          ============



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements












--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:



                                                                  3/31/01
                                                               ---------------
       U.S. federal statutory graduated rate.................      15.00%
       State income tax rate, net of federal benefit.........       7.51%
       Offering costs........................................      13.13%
       Net operating loss for which no tax benefit
          is currently available.............................      -35.64%
                                                                 ----------
                                                                     0.00%
                                                                 ==========


At March 31, 2001, deferred taxes consisted of a net tax asset of $34,836 due to operating loss carryforwards of $97,744, which was fully allowed for in the valuation allowance of $34,836. The valuation allowance from April 10, 2000 (inception) through March 31, 2001 was $34,836. Net operating loss carryforwards will expire through 2021.

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








--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------



NOTE C:  SHAREHOLDERS' EQUITY

Common stock

In May 2000, the Company conducted a private placement offering whereby it sold 63,000 shares of its no par value common stock for $1.00 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company received net proceeds of $63,000 after deducting offering costs totaling $3,000.

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
















--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------




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


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


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




--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


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





--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 2001, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company intends to raise additional funds to continue with operations and to either complete a merger or acquistion.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

     The Company is not engaged in any legal proceedings except litigation in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to any such proceedings will not be material to the Company's financial position or results of operations.

Item 2.         Changes in Securities

     None

Item 3.         Defaults Upon Senior Securities

     None

Item 4.         Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended March 31, 2001.

Item 5.         Other Information

     None.

Item 6.         Exhibits and Reports on Form 8-K

               (a) Exhibits

                    None

               (b)  Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company  during the fiscal quarter ended March 31, 2001.


                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 San Juan Financial, Inc.

 Date: September 19, 2001        By:   /s/______________________________________
                                 Troy L. Fullmer
                                 Chairman, Chief Executive Officer and President



--------------------------------------------------------------------------------