Form 10QSB
period 2001-06-30
SAN JUAN FINANCIAL INC
filed 2001-09-20
CIK 1122101

SAN JUAN FINANCIAL, INC.



                              Filing Type:  10QSB
                              Description:  Quarterly Report
                              Filing Date:  September 19, 2001
                               Period End:  June 30, 2001


                         Primary Exchange:  N/A
                                   Ticker:  N/A

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------



                                Table of Contents

                ------------------------------------------------



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

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2001



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
    Denver, CO                                       (Zip Code)
  (Address of principal executive offices)



(303) 455-2217
(Issuer's telephone number

 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of June 30, 2001.

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

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                                  June 30, 2001


                                     ASSETS

                                                                      Dec. 31, 2000    June 30, 2001
                                                                        (Audited)        (Unudited)

CASH.................................................................. $   6,288         $   3,859
EQUIPMENT, less accumulated depreciation of $.00......................         0                 0
                                                                       ---------         ---------
                                                                       $   6,288         $   3,859
                                                                       =========         =========

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.....................................       -                -
COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)....................   103,000           103,000
ACCUMULATED RETAINED DEFICIT ($99,141 accumulated during the
development stage)....................................................   (96,711)          (99,141)

ADDITIONAL PAID CAPITAL ..............................................
                                                                       $   6,288        $    3,859
                                                                       =========         =========



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements










--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
                       For the period ended June 30, 2001


                                                            For the 3 Months   Date of Inception
                                                              Ended 6/30/01     4/10/00 through
                                                               (Unaudited)          6/30/01
                                                                                  (Unaudited)
OPERATING EXPENSES
         Professional Fees..................................    $   955          $    43,710
         Web Site Development...............................        386                7,269
         Travel & Entertainment.............................        ---                5,679
         Registration and Filing Fees.......................         25                2,208
         Other..............................................         30                  275
                                                               ---------        -------------
                                    TOTAL OPERATING EXPENSES    $ 1,396          $    59,141
                                                               ---------        -------------
                                       LOSS FROM OPERATIONS      (1,396)        ($    59,141)

INCOME TAX EXPENSE                                                    0                    0
                                                               ---------        -------------
                                                    NET LOSS   ($ 1,396)         $    59,141
                                                               =========        =============


Basis loss per common share.................................    $   *            $     *
                                                               ---------        -------------
Basic weighted average common shares outstanding............   5,046,866         5,046,866
                                                               =========        =============
*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements











--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                       For the period ended June 30, 2001

                                                                  For the 3 Months    4/10/00(Date of
                                                                    Ended 6/30/01        Inception)
                                                                     (Unaudited)      through 6/30/01
                                                                                         (Unaudited)
OPERATING ACTIVITIES
         Net loss.............................................     $   (1,396)         $    (59,141)
                                                                   -----------         -------------
                                            NET CASH (USED IN)
                                          OPERATING ACTIVITIES          1,396 )             (59,141)
                                                                   -----------         -------------
FINANCING ACTIVITIES
         Proceeds from the Sale of Common Stock...............              0          $    103,000
         Retained Earnings....................................              0               (40,000)
                                                                   -----------         -------------
                                         NET CASH PROVIDED BY
                                          FINANCING ACTIVITIES              0                63,000
                                                                   ===========         =============
                                                                   $   (1,396)                3,859

Cash and cash equivalents, beginning of period                          5,256                     0
                      CASH AND CASH EQUIVALENTS, END OF PERIOD          1,396                 3,859
                                                                   -----------         -------------
                           CHANGE IN CASH AND CASH EQUIVALENTS         (3,859)                3,859
                                                                   ===========         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.............................................              0                     0
                                                                   ===========         =============
         Income taxes.........................................              0                     0
                                                                   ===========         =============



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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                   3/31/01
                                                                ---------------
       U.S. federal statutory graduated rate...................     15.00%
       State income tax rate, net of federal benefit...........      7.51%
       Offering costs..........................................     13.13%
       Net operating loss for which no tax benefit
          is currently available...............................    -35.64%
                                                                  ---------
                                                                     0.00%
                                                                  =========


At June 30, 2001, deferred taxes consisted of a net tax asset of $35,334 due to operating loss carryforwards of $99,141 which was fully allowed for in the valuation allowance of $35,334. The valuation allowance from April 10, 2000 (inception) through June 30, 2001 was $35,334. Net operating loss carryforwards will expire through 2021.

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









--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


NOTE C:  SHAREHOLDERS' EQUITY

Common stock

In May 2000, the Company conducted a private placement offering whereby it sold 63,000 shares of its no par value common stock for $1.00 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company received net proceeds of $63,000.


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



--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10QSB - Quarterly Report         Date Filed: 9/19/2001
--------------------------------------------------------------------------------


Liquidity and Capital Resources

Going Concern. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and at June 30, 2001, had a working capital deficit. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The company intends to raise additional funds to continue with operations and to either complete a merger or acquistion.


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

     None

Item 3.         Defaults Upon Senior Securities

     None

Item 4.         Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended June 30, 2001.

Item 5.         Other Information

     None.

Item 6.         Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None

               (b)Reports on Form 8-K.

                    No reports on Form 8-K were filed by the Company  during the fiscal quarter ended June 30, 2001.


                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

San Juan Financial, Inc.

Date: September 19, 2001         By:    /s/______________________________
                                 Troy L. Fullmer
                                 Chairman, Chief Executive Officer and President





--------------------------------------------------------------------------------