Form 10KSB
period 2000-12-31
SAN JUAN FINANCIAL INC
filed 2001-10-10
CIK 1122101

SAN JUAN FINANCIAL INC



                           Filing Type:  10KSB
                           Description:  Annual Report
                           Filing Date:  September 24, 2001
                            Period End:  December 31, 2000


                      Primary Exchange:  N/A
                                Ticker:  N/A

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the fiscal year ended December 31, 2000
                               ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
        For the transition period from __________________ to _________________
                 Commission file number __________________


                        Commission File Number 000


                            San Juan Financial, Inc.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

                               4410 Newton Street
                                Denver, CO 80211
                                 (303) 455-2217


              Colorado                                    94-3363969
     (State of incorporation)                   (IRS Employer Identification #)


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
                                                   Common Stock, no par value
                                                   Preferred Stock, no par value


[ ]  Check  whether the issuer (1) filed all  reports  required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year: _____________

     The number of shares outstanding of the Registrant's common stock as of December 31, 2000 was 5,063,000. The number of shares outstanding of the Registrant's preferred stock as of December 31, 2000 was zero (0).


    Transitional Small Business Disclosure Format:   [ ]  YES    [X]   NO


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------





                                Table of Contents

      Description of Business..................................................3
      Description of Property..................................................4
      Legal Proceedings........................................................4
      Submission of Matters to a Vote of Security Holders......................4
      Market for Common Equity and Related Stockholder Matters.................5
      Management's Discussion and Analysis or Plan of Operations...............5
      Financial Statements.....................................................6
      Changes/Disagreements with Accountants on Accounting/Financial
         Disclosure...........................................................18
      Directors, Executive Officers, Promoters and Control Persons............18
      Executive Compensation..................................................18
      Security Ownership of Certain Beneficial Owners and Management..........19
      Certain Relationships and Related Transactions..........................19
      Exhibits and Reports on Form 8-K........................................20
      Index to Exhibits and Reports...........................................20
      Signatures..............................................................21
















--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


DESCRIPTION OF BUSINESS

General
-------

San Juan Financial, Inc. was incorporated in the State of Colorado on June 6, 1989; is a development stage company, has no subsidiaries or affiliated entities, and has had no significant operations or revenues to date. The Articles of Incorporation of San Juan Financial, Inc. authorize 750,000,00 shares of common stock, no par value and 10,000,000 shares of preferred stock, no par value.

San Juan Financial, Inc. has 5,063,000 shares of common stock outstanding as of December 31, 2000; and zero (0) shares of preferred stock outstanding.

San Juan Financial, Inc. has a fiscal year of December 31st.

Description of Business
-----------------------

Our business operations will consist of the generation of mortgage loan applications, underwriting, closing, and the secondary marketing of qualified mortgage loans. Our products and services include origination of consumer and home loans, appraisals, secondary loan purchases and sales, and the servicing of funded loans for financial institutions which meet or exceed San Juan's underwriting criteria.

OUR PROPRIETARY ELECTRONIC NETWORK OF INSTITUTIONAL CLIENTS

     To further complement our mortgage banking services, we intend to develop an electronic network with banks and credit unions. Our proprietary network will allow us to aggregate our client's institutional assets, query an aggregated database and immediately market prefunded loans. When development of our network is completed, it will create a private exchange for our institutional loan portfolios and thereby facilitate the bulk sale of portfolios and the securitizing of mortgage assets.

     We believe that many institutional clients are burdened by the traditional mortgage lending process. Further, consumers are dissatisfied because they find the loan process slow and have difficulty obtaining information and monitoring the status of their applications. Our Internet network will significantly reduce these problems by offering a simpler, faster and less expensive way to obtain a mortgage loan. The potential marketability in the secondary markets of each loan will have been already established before funding, as part of our automated underwriting process. See "Operations - Screening of Applicants."


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


INDUSTRY OVERVIEW

     Many of the markets we serve are undergoing rapid change and experiencing significant growth. We believe that these trends will provide us with major growth opportunities.

         MORTGAGE INDUSTRY

     According to the Mortgage Bankers Association, U.S. consumer mortgage debt exceeded $4.3 trillion in 1998 and the total volume of loan origination reached a record high of $1.5 trillion, compared to $834 billion of mortgage origination in 1997. Market research shows that approximately 30 percent of the $1.5 trillion market or $450 billion in mortgages will be originated by 2005. While the residential mortgage market is a substantial part of the U.S. economy, it is fragmented with the largest mortgage lender, Norwest Mortgage, accounting for only 7.7 percent of funded loans in 1998.

     In 1998, mortgage brokers arranged approximately 70 percent of all mortgages. These small local businesses typically act as middlemen, do not approve or fund loans, have inefficient processing systems and generally lack the sophisticated technology required to quickly determine borrower eligibility or to search and analyze available mortgage products to select the best match for a customer.

     The traditional mortgage process is paper intensive, generally requires at least three weeks to complete, and involves the following steps:

     o    meeting with lender or broker to complete a lengthy paper application

     o    gathering extensive supporting documentation

     o entering the application data into the broker's or lender's processing system

     o ordering appraisals, title and credit reports and verifying deposit and other facts

     o submitting the paper loan file to an underwriter to determine loan eligibility

     o    receiving conditions to approval of loan by the underwriter

     o    collecting additional information and complying with the conditions

     o    resubmitting the revised paper file for approval

     o    preparing loan documents and closing instructions

     o    reviewing and approving the loan for funding

     o    closing the transaction

         This process tends to be burdensome and costly to lenders and complex, time-consuming and intimidating to many borrowers.


OUR BUSINESS STRATEGY

     Our primary objective is to become a leading mortgage broker for financial institutions and their customers. We intend to achieve this goal by: (i) offering financial institutions a more efficient and cost-saving alternative to an in-house mortgage banking department; (ii) developing a completely integrated and seamless Internet-based mortgage process; (iii) developing our proprietary Internet network to facilitate the securitization and bulk sale of mortgage assets; and (iv) geographic diversification of our mortgage portfolio.


LEGAL PROCEEDINGS

     San Juan Financial, Inc. is not presently involved in any litigation nor, to the knowledge of the management of San Juan Financial, Inc., is any litigation threatened.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the year ended December 31, 2000.


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Currently, there is no public market for San Juan Financial, Inc.'s stock.

Holders

San Juan Financial, Inc. currently has 5,063,000 shares of common stock outstanding and no shares of preferred stock outstanding. As of December 31, 2000 there are forty-seven (47) shareholders comprising the holding of the 5,063,000 shares of outstanding common stock. All outstanding shares of common stock are restricted shares under Rule 144. San Juan Financial, Inc. has no existing stock options or other plans nor or there any outstanding options, warrants or securities convertible into common stock.

Dividend Policy

San Juan Financial, Inc. has never paid a dividend on its common stock, nor is the payment of dividends of its common stock anticipated in the foreseeable future. Management anticipates that earnings, if any, will be retained to fund the company's working capital needs. The payment of any dividends is at the discretion of the Board of Directors.


MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

San Juan Financial, Inc.'s management is seeking funding from a variety of sources including private placements of its stock, public offerings of its stock, as well as debt financing. Additionally, business combinations with entities with significant cash will be considered. However, there can be no assurance management will be successful in these endeavors.

San Juan Financial, Inc.'s management is conducting discussions with investment bankers pertaining to a stair step financing plan. This will encompass initial capital, a first and second level of private placements, bridge financing, mezzanine financing and an eventual initial public offering. However, there can be no assurance management will be successful in these endeavors.












--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                               SAN JUAN FINANCIAL
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Independent auditors' report.................................................F-2

Balance sheet, December 31, 2000.............................................F-3

Statement of operations, April 10, 2000 through
    December 31, 2000........................................................F-4

Statement of cash flows, April 10, 2000
    Through December 31, 2000................................................F-5

Summary of significant accounting policies...................................F-6

Notes to financial statements................................................F-9















                                       F-1
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
San Juan Financial, Inc.

We have audited the balance sheet of San Juan Financial, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, shareholders' equity, and cash flows, from April 10, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Financial, Inc. as of December 31, 2000, and the results of its operations and its cash flows from April 10, 2000 (inception) through December 31, 2000, in conformity with generally accepted accounting principles.



                                  Craig W. Conners, C.P.A.
                                  San Diego, California
                                  March 7, 2001



                                       F-2
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                     Audited
                                December 31, 2000


                                     ASSETS

                                                                                 Dec. 31, 2000      June 30, 2000
                                                                                   (Audited)          (Audited)


CASH.............................................................................. $ 6,288             $41,585
EQUIPMENT, less accumulated depreciation of $.00..................................       0                   0
                                                                                   -------             -------
                                                                                   $ 6,288             $41,585
                                                                                   =======             =======

                              SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding.................................................     -                   -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C)................................ 103,000             100,200
ACCUMULATED RETAINED DEFICIT ($96,711accumulated during the development stage).... (96,711)            (58,615)

ADDITIONAL PAID CAPITAL .......................................................... $ 6,288            $ 41,585
                                                                                   ========           ========


        See accompanying summary of significant accounting policies and
                         Notes to financial Statements



                                       F-3
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                     Audited

                    April 10, 2000 Through December 31, 2000


                                                                      Dec. 31, 2000      Dec. 31, 1999
                                                                      -------------      -------------
OPERATING EXPENSES

         Filing Fees.............................................      $    173                  0
         Postage and Delivery....................................            76                  0
         Registration and Filing Fees............................         1,570                  0
            Professional Fees....................................        41,000                  0
            Supplies.............................................            99                  0
            Travel & Entertainment...............................         7,477                  0
            Web Site Development.................................         6,287                  0
         Other...................................................            29                  0
                                                                      ----------         ---------


                           TOTAL OPERATING EXPENSES                     $56,711              $   0
                                                                      ----------         ---------
                               LOSS FROM OPERATIONS                    ($56,711)          ($     0)
                                                                      ----------


INCOME TAX EXPENSE                                                            0                  0
                                                                      ----------         ---------

                                           NET LOSS                   ($ 56,711)           $     0
                                                                      ==========         =========


Basis loss per common share......................................      $   *               $   *
                                                                      ---------          ---------

Basic weighted average common shares outstanding.................     5,046,866          5,046,866
                                                                      =========          =========

*  Less than $.01 per share


        See accompanying summary of significant accounting policies and
                         Notes to financial Statements


                                       F-4
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                    Auditited

                    April 10, 2000 Through December 31, 2000


                                                            Dec 31, 2000    Sept. 30, 1999

OPERATING ACTIVITIES
         Net loss.....................................       $ 56,711           $        0
                                                             ---------          ----------
                                    NET CASH (USED IN)
                                  OPERATING ACTIVITIES        (56,711)                   0
                                                             ---------          ----------

FINANCING ACTIVITIES
         Proceeds from the Sale of Common Stock.......        103,000                    0
         Adjustments to Retained Earnings.............        (40,000)                   0
                                                             ---------          ----------
                                  NET CASH PROVIDED BY
                                  FINANCING ACTIVITIES         63,000                    0
                                                             =========          ==========


Cash and cash equivalents, beginning of period                      0                    0
              CASH AND CASH EQUIVALENTS, END OF PERIOD          6,289                    0
                                                             ---------          ----------
                   CHANGE IN CASH AND CASH EQUIVALENTS          6,289                    0
                                                             =========          ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.....................................              0                    0
         Income taxes.................................              0                    0
                                                             =========          ==========


        See accompanying summary of significant accounting policies and
                         Notes to financial Statements


                                       F-5
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



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

                                      F-6
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


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


                                      F-7
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


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













                                       F-8
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                Sept. 30, 2000
                                                                ---------------
             U.S. federal statutory graduated rate.............       15.00%
             State income tax rate, net of federal benefit.....        7.51%
             Offering costs....................................       13.13%
             Net operating loss for which no tax benefit
                is currently available.........................      -35.64%
                                                                ---------------
                                                                ---------------

                                                                       0.00%
                                                                ===============


At December 31, 2000, deferred taxes consisted of a net tax asset of $34,467 due to operating loss carryforwards of $96,711, which was fully allowed for in the valuation allowance of $34,467. The valuation allowance from April 10, 2000 (inception) through December 31, 2000 was $34,467. Net operating loss carryforwards will expire through 2020.

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

                                       F-9
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                          SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                            Development stage company

San Juan Financial, Inc., (the "Company") entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises" on June 6, 1989 upon incorporation. The Company operates as a real estate investment firm.

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


Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement 109 No. (SFAS 109), Accounting for Income


                                      F-10
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


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


                                      F-11
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


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

                             Risks and Uncertainties

The company is a start up company subject to the substantial business risks and uncertainties inherent to such an entity, including the potential risk of business failure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. The Company's losses from operations through June 30, 2001 and lack of operational history, among other matters, raise substantial doubt about it's ability to continue as a going concern. The Company intends to fund operations through equity financing arrangements which management believes will be sufficient to fund its capital expenditures, working capital requirements and other cash requirements. There is no assurance the Company will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to the Company.

The future of the Company's operations depends in part on it's sale of additional shares through a private placement memorandum.


                                      F-12
--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



CHANGES IN / DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING/FINANCIAL DISCLOSURE

There have been no disagreements between San Juan Financial, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosures. There have been no changes in San Juan Financial, Inc.'s independent accountants.


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of San Juan Financial, Inc. are as follows:

Director of
Name                      Age               Position with Registrant
Registrant Since
-----------------------------------------------------------------------------
Stephen G. Slater         37                Chairman, CEO and President
May, 2000

Troy Fullmer              35                Director, Secretary and Treasurer
May, 2000



EXECUTIVE COMPENSATION

None.


Employment Agreements
---------------------
None

Long-Term Incentive Plans
-------------------------
None


--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, all individuals known to beneficially own 5% or more of San Juan Financial, Inc. common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owner as per the Shareholder List current to December 31, 2000.


   Name and Address                     Amount of Common Shares
 of Beneficial Holder                   of Beneficial Ownership       Percentage
 --------------------                   -----------------------       ---------

Oxnard Beaches, Ltd.                      416,666.75                   8.23%

Wentworth Cavanaugh, Ltd.                 416,666.75                   8.23%

Ron Stinner                               416,666.75                   8.23%

Mark Moniak                               416,666.75                   8.23%

Rowland F. Marshall                       416,666.5                    8.23%

Timothy Bessell                           416,666.5                    8.23%

Kevin Sutherland                          416,666.5                    8.23%

Cortez Roxbury                            416,666.5                    8.23%

Mark Bogani                               333,333.3                    6.60%

David Sorge                               333,333.3                    6.60%

Rob Chromosta                             333,333.3                    6.60%

Troy Fullmer                              333,333.3                    6.60%

Bruce Penrod                              333,333.3                    6.60%

Steven G. Slater, Chief Executive
Officer and President                           0                         0%

Directors and Officers as a group               0                         0%



CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None during the year ended December 31, 2000.



--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



EXHIBITS AND REPORTS ON FORM 8-K


Exhibits
--------

San Juan Financial Inc.'s Articles of Incorporation and By-laws incorporated by reference. Reference: San Juan Financial, Inc. SB-2 filed on March 14,2001

Reports on Form 8-K
-------------------

None.


INDEX TO EXHIBITS AND REPORTS


         (3)      (i). Articles of Incorporation
                  (ii). By-laws


         (4)      Instruments defining the rights of holders, incl., indentures

                  Incorporated by reference;  see:   Exhibit  3(i)  Articles  of
                  Incorporation and Exhibit 3(ii) By-Laws










--------------------------------------------------------------------------------

SAN JUAN FINANCIAL, INC - 10KSB - Annual Report            Date Filed: 9/24/2001
--------------------------------------------------------------------------------



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 San Juan Financial, Inc.
                                             -----------------------------------
                                                         (Registrant)



     Date:      September 24, 2001               \S\ Troy L. Fullmer
            ----------------------           -----------------------------------
                                                  (Troy Fullmer, President)












--------------------------------------------------------------------------------