Form 10QSB
period 2001-09-30
SAN JUAN FINANCIAL INC
filed 2001-10-23
CIK 1122101

SAN JUAN FINANCIAL, INC.



                               Filing Type:  10QSB
                               Description:  Quarterly Report
                               Filing Date:  October 24, 2001
                                Period End:  September 30, 2001


                          Primary Exchange:  N/A
                                    Ticker:  N/A

                               Table of Contents

                                      10QSB

PART I...............................................................1
Item 1...............................................................1
Balance Sheet........................................................2
Income Statement.....................................................3
Cash Flow Statement..................................................4
Item 2...............................................................9
PART II.............................................................10
Item 1..............................................................10
Item 2..............................................................10
Item 3..............................................................10
Item 4..............................................................10
Item 5..............................................................10
Item 6..............................................................10

                                      10QSB

                       Securities and Exchange Commission
                                Washington, D.C.

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 For the quarterly period ended September 30, 2001



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



(303) 455-2217
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of latest practicable date: 5,063,000 shares of Common Stock, no par value per share, as of September 30, 2001.

Transitional Small Business Disclosure Format (Check one):Yes [] No [x]

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  Balance Sheet
                                   (Unaudited)
                               September 30, 2001


                                     ASSETS

                                                                               Dec. 31, 2000       June 30, 2001
                                                                                   (Audited)           (Unudited)


CASH...............................................................................  $ 6,288              $2,014
EQUIPMENT, less accumulated depreciation of $.00...................................        0                   0
                                                                                     -------              ------
                                                                                     $ 6,288              $2,014
                                                                                     =======              ======

                                                SHAREHOLDERS' EQUITY

PREFERRED STOCK,  no par value, 10,000,000 shares authorized;
- 0 shares issued and outstanding..................................................        -                   -

COMMON STOCK, no par value; 750,000,000 shares authorized;
- 5,063,000 shares issued and outstanding (Note C).................................  103,000             103,000
ACCUMULATED RETAINED DEFICIT ($100,986 accumulated during the development stage)...  (96,711)           (100,986)
ADDITIONAL PAID CAPITAL ...........................................................
                                                                                     -------              ------
                                                                                    $  6,288             $ 2,014
                                                                                    ========             =======







        See accompanying summary of significant accounting policies and
                         Notes to financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (Unaudited)
                     For the period ended September 30, 2001



                                                                For the 3 Months     Date of Inception
                                                                 Ended 9/30/01        4/10/00 through
                                                                  (Unaudited)             6/30/01
                                                                                        (Unaudited)
OPERATING EXPENSES
         Professional Fees.......................................           $500               $44,210
         Web Site Development....................................            528                 7,797
         Travel & Entertainment..................................              -                 5,679
         Registration and Filing Fees............................            810                 3,018
         Other...................................................              7                   282
                                                                   -------------       ---------------
                                         TOTAL OPERATING EXPENSES         $1,845               $60,986
                                                                   -------------       ---------------
                                             LOSS FROM OPERATIONS        (1,845)             ($60,986)


INCOME TAX EXPENSE                                                             0                     0
                                                                   -------------       ---------------

                                                         NET LOSS      ($ 1,845)             $  60,986
                                                                       =========             =========


Basis loss per common share......................................       $   *                $    *
                                                                       ---------             ---------

Basic weighted average common shares outstanding.................      5,046,866             5,046,866
                                                                       =========             =========

*  Less than $.01 per share



        See accompanying summary of significant accounting policies and
                         Notes to financial Statements


                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                   (Unaudited)
                     For the period ended September 30, 2001



                                                                               For the 3 Months       4/10/00(Date of
                                                                                Ended 9/30/01            Inception)
                                                                                 (Unaudited)           through 6/30/01
                                                                                                        (Unaudited)
OPERATING ACTIVITIES
         Net loss.....................................................               $   (1,845)            $  (60,986)
                                                                                   ------------            -----------

                                                     NET CASH (USED IN)
                                                   OPERATING ACTIVITIES                  (1,845)               (60,986)
                                                                                   ------------            -----------

FINANCING ACTIVITIES
         Proceeds from the Sale of Common Stock.......................                        0               $103,000
         Retained Earnings............................................                        0                (40,000)
                                                                                   ============            ============
                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES                       0                  63,000
                                                                                   ============            ============
                                                                                    $    (1,845)                  2,014


Cash and cash equivalents, beginning of period                                            3,859                       0
                               CASH AND CASH EQUIVALENTS, END OF PERIOD                   1,845                   2,014
                                                                                   ------------            -----------
                               CHANGE IN CASH AND CASH EQUIVALENTS                       (2,014)                  2,014
                                                                                   ============            ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
         Interest.....................................................                        0                       0
                                                                                   ============            ============
        Income taxes.................................................                        0                       0
                                                                                   ------------            ------------


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

NOTE B:  INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:


                                                                                    9/30/01
                                                                                ---------------
             U.S. federal statutory graduated rate..............................         15.00%
             State income tax rate, net of federal benefit......................          7.51%
             Offering costs.....................................................         13.13%
             Net operating loss for which no tax benefit
                is currently available..........................................        -35.64%
                                                                                ---------------
                                                                                           0.00%
                                                                                ===============


At September 30, 2001, deferred taxes consisted of a net tax asset of $35,991 due to operating loss carryforwards of $100,986 which was fully allowed for in the valuation allowance of $35,991. The valuation allowance from April 10, 2000 (inception) through June 30, 2001 was $35,991. Net operating loss carryforwards will expire through 2021.

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

         None

Item 3.         Defaults Upon Senior Securities

         None

Item 4.         Submission of Matters to a Vote of Securities Holders

     No matters were submitted to a vote of the security holders of the Company during its fiscal quarter ended September 30, 2001.

Item 5.         Other Information

         None.

Item 6.         Exhibits and Reports on Form 8-K

                (a)      Exhibits

                         None

                (b)      Reports on Form 8-K.

                         No reports on Form 8-K were filed by the Company during
                    the fiscal quarter ended September 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 San Juan Financial, Inc.

 Date: 10/18/2001    By:    /s/______________________________
                               Troy L. Fullmer
                               Chairman, Chief Executive Officer and President