Form 10KSB
period 2002-12-31
SAN JUAN FINANCIAL INC
filed 2004-06-21
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-31357

                            SAN JUAN FINANCIAL, INC.
                  ----------------- --------------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     94-3363969
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
            4410 Newton Street
                  Denver, CO                                    80211
    -------------------------------------------------      ---------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (720) 434-1194 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                (Title of Class)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                X
                                     YES        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for the most recent fiscal year were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 12, 2004 was $-0-.

As of June 14, 2004 the Company had 63,000 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS

      The Company was incorporated in Colorado on June 6, 1989. Following its formation the Company was inactive until April 2000, when the Company decided to become involved in the mortgage business. The Company planned to generate mortgage loans, sell the loans to financial institutions and service the loans on behalf of the financial institutions. During the nine months ended September 30, 2001 the Company discontinued its efforts to become involved in the mortgage business and since then the Company has not been active. During the year ended December 31, 2004 the Company will attempt to acquire another business.

      The Company does not have a website.

      The Company does not have any offices or employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Not Applicable

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.

      There is no public market for the Company's common stock.

      As of June 14, 2004 there were 33 record owners of the Company's common stock. All of these persons may sell their shares pursuant to Rule 144 of the Securities and Exchange Commission.

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available for dividends and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends and the Company does not have any current plans to pay any dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

      The Company has never generated any revenues. The Company has not been active for the past two-and-half years. The Company does not have any available credit, bank financing or other external sources of liquidity.

      During the year ending December 31, 2004 the Company will attempt to acquire another business.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      Effective May 14, 2004 the Company retained Comiskey & Company to act as the Company's independent certified public accountants. In this regard Comiskey & Company replaced Craig W. Conners, C.P.A. who audited the Company's financial statements for the fiscal year ended December 31, 2000. The report of Mr. Conners for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. During the Company's three most recent fiscal years and the subsequent interim period ended May 14, 2004 there were no disagreements with Mr. Conners on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Conners would have caused him to make reference to such disagreement in his report.

      The change in the Company's auditors was recommended and approved by the Company's director.

      During the three fiscal years ended December 31, 2003 and subsequent interim period ended May 14, 2004 the Company did not consult with Comiskey & Company regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.    CONTROLS AND PROCEDURES

      Troy Fullmer, the Company's director and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Fullmer there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name         Age           Position with Company

     Troy Fullmer     38            Director and Principal Financial Officer

     Troy L. Fullmer was the Company's Secretary and Treasurer between May 2000 and November 2001. Mr. Fullmer has been a director of the Company since May 2000. Mr. Fullmer has been an officer, director and the manager of a retail coin and jewelry store operated by Diamond One, Inc. since September 2003. Between April 2002 and August 2003 Mr. Fullmer was responsible for internet marketing and sales of rare coins for Slater Numismatics LLC. Between October 1991 and March 2002 Mr. Fullmer was district manager and Senior Vice President for Marketing Partners Inc., a company involved in brokering products for the mining industry. Mr. Fullmer received his Bachelor of Arts degree from Rhode Island College in 1991 and his masters degree in English from Colorado State University in 2004.

      The Company does not have a compensation committee. Troy Fullmer, the Company's only Director, serves as the Company's Audit Committee. Mr. Fullmer is not a financial expert and is not independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange. The Company does not believe it needs a financial expert since the Company is inactive.

      The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company is inactive.

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2002, 2001, and 2000.

                           Annual Compensation           Long Term Compensation
                    --------------------------------     ----------------------
                                              Other      Re-
                                              Annual   stricted
Name and                                      Compen-   Stock       Options
Principal               Fiscal Salary  Bonus  sation    Awards      Granted
Position                 Year   (1)    (2)     (3)       (4)          (5)
------------            ------ ------  -----  -------  ---------    -------

Troy Fullmer,            2002  $   --     --       --         --         --
Chief Executive Officer  2001  $   --     --       --         --         --
between June 6, 2001     2000  $   --     --       --         --         --
and November 14,
2001

Stephen G. Slater,       2002  $   --     --       --         --         --
Chief Executive Officer  2001  $   --     --       --         --         --
prior to July 6, 2001.   2000  $   --     --       --         --         --

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the persons listed above, and the value of such shares as of December 31, 2002.

      Name                          Shares                  Value
      ----                          ------                  ------

      Troy Fullmer                      --                      --

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The Company does not have any employment agreements.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors

      Standard Arrangements. At present the Company does not pay its director, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended December 31, 2002, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Stock Options

      The following tables set forth information concerning the options granted during the year ended December 2002, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                    Options Granted During Year Ended December 31, 2002

                                    % of Total
                                     Options
                                    Granted to      Exercise
                       Options     Employees in     Price Per  Expiration
 Name                Granted (#)    Fiscal Year      Share         Date
------               -----------   ------------   ------------ ------------

                                      None

                   Option Exercises and Year-End Option Values
                                                                Value (in $) of
                                                                  Unexercised
                                               Number of         In-the-Money
                                              Unexercised      Options at Fiscal
                         Shares               Options (3)         Year-End (4)
                                              ------------     -----------------
                     Acquired On    Value      Exercisable/       Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable    Unexercisable
----                 ------------ ------------ -------------   -----------------

                                      None

(1) The number of shares received upon exercise of options during the year ended December 31, 2002.

(2) With respect to options exercised during the Company's year ended December 31, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2002, the market value of the stock underlying those options as of December 31, 2002.

Stock Option and Bonus Plans

      The Company does not have any Stock Option or Stock Bonus plans.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of June 14, 2004.

                                    Shares of
Name and Address                    Common Stock (1)          Percent of Class
----------------                    -----------------       --------------------

Stanley C. and Mimi Lee                  30,000                    48%
100 Gold Rock Ct.
Folsom, CA  95630

                                    Shares of
Name and Address                    Common Stock (1)          Percent of Class
----------------                    -----------------       --------------------

Alan Ligi                                15,000                    24%
14356 Crestwood Ave.
Poway, CA  92064

Moon Lew                                 15,000                    24%
2122 Mason Street
San Francisco, CA  94133


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

Item 13.    Exhibits and Reports on Form 8-K

Exhibit
Number      Exhibit Name                                           Page Number

Exhibit 3   Articles of Incorporation and Bylaws                          *
                                                                        -----

Exhibit 4   Instruments Defining the Rights of Security Holders           *
                                                                        -----

Exhibit 31  Rule 13a-14(a)/15d-14(a) certifications
                                                                        -----

Exhibit 32  Section 1350 certifications
                                                                        -----

* Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form SB-2 (Commission File # 333-57030).

8-K Reports

      During the quarter ending December 31, 2002 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     On May 14, 2004 the Company hired Comiskey & Company as its independent auditors.

    The Company did not pay any accounting fees during the year ended December 31, 2002.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2003

                          INDEX TO FINANCIAL STATEMENTS


PAGE

Report of Independent Registered Public Accounting Firm................     F-2

Balance Sheets - December 31, 2003 and 2002............................     F-3

Statements of Operations - For the Years Ended December 31, 2003
and 2002, and for the Period from April 10, 2000 (Date of Inception)
to December 31, 2003. .................................................     F-4

Statements of Cash Flows - For the Years Ended December 31, 2003
and 2002, and for the Period from April 10, 2000 (Date of Inception)
to December 31, 2003...................................................     F-5

Statement of Changes in Stockholders' Equity - For the Period from
April 10, 2000 (Date of Inception) to December 31, 2003................     F-6

Notes to Financial Statements..........................................     F-7

             Report of Independent Registered Public Accounting Firm


We have audited the accompanying balance sheets of San Juan Financial, Inc. as of December 31, 2003 and 2002, and the related statements of operations, cash flows, and stockholders' equity for each of the years then ended and for the period from inception (April 10, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Financial, Inc. as of December 31, 2003 and 2002, and the results of its operations, its cash flows, and its changes in stockholders' equity for each of the years ended December 31, 2003 and 2002 and for the period from inception (April 10, 2000) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As mentioned in footnote 2 to the financial statements, the Company has expended all of its capital, which raises doubt about its ability to continue as a going concern with an ability to conduct its business plan. There is no assurance that such funding will be available or that the Company will be successful in implementing its business plan. The Company's plans are also discussed in footnote 2. The accompanying financial statements do not include any adjustments which might be necessary if the Company is unable to continue in existence.


Denver, Colorado
May 28, 2004


                                                   /S/ COMISKEY & COMPANY
                                                   PROFESSIONAL CORPORATION

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                                 Balance Sheets
                           December 31, 2003 and 2002



                                                      2003              2002

ASSETS

CURRENT ASSETS
        Cash and cash equivalents                  $      -           $     -
                                                   --------           -------
        Total current assets                       $      -           $     -
                                                   --------           -------
        TOTAL ASSETS                               $      -           $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                $      -           $     -

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; 10,000,000
    shares authorized; no shares issued and
    outstanding                                           -                 -
  Common stock, no par value; 750,000,000
    shares authorized; 63,000 shares issued
    and outstanding at December 31, 2003             63,000            63,000
  Deficit accumulated during the development
    stage                                           (63,000)          (63,000)
                                                   --------          --------
         Total Shareholders' Equity                       -                 -
                                                   --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      -          $      -
------------------------------------------         ========          ========

          The accompanying notes are an integral part of the financial statements.
                                       F-3

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                    For the year        For the year      For the period
                                        ended               ended         from inception
                                  December 31, 2003    December 31, 2002  (April 10, 2000) to
                                                                          December 31, 2003

REVENUES                           $           -        $          -        $         -

EXPENSES
           Bank Service Charges    $           -        $         64        $       148
           Filing Fees                         -                   -              5,811
           Internet Exp.                       -                   -                982
           Licenses and Permits                -                   -                173
           Office supplies                     -                   -                 99
           Postage and Delivery                -                   -                146
           Professional Fees                   -                 400             48,675
           Travel expenses                     -                   -              6,966
                                   -------------        ------------        -----------
Total expenses                     $           -        $        464        $    63,000

NET LOSS                           $           -        $       (464)       $   (63,000)
                                   =============        ============        ===========
Accumulated deficit

     Balance, beginning of period        (63,000)            (62,536)
                                   -------------        ------------
     Balance, end of period        $     (63,000)       $    (63,000)
                                   =============        ============
NET LOSS PER SHARE                 $           -                  (-)      $     (1.00)
                                   =============        =============      ===========

     WEIGHTED AVERAGE NUMBER
       OF SHARES OUTSTANDING
                                          63,000              63,000           63,000
                                   =============        ============       ==========


         The accompanying notes are an integral part of the financial statements.
                                       F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows


                                    For the year        For the year      For the period
                                        ended               ended         from inception
                                  December 31, 2003    December 31, 2002  (April 10, 2000) to
                                                                          December 31, 2003
                                -------------------------------------------------------------
 CASH FLOWS FROM OPERATING
     ACTIVITIES

    Net loss                         $      -             $    (464)          $(63,000)
    Adjustments to reconcile
     net loss to net cash
     flows from operating activities:       -                     -                  -
                                     --------             ---------           --------
    Net cash flows from
      operating activities           $      -             $    (464)          $(63,000)

 CASH FLOWS FROM INVESTING ACTIVITIES       -                     -                  -

 CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of
       common stock                         -                     -             63,000
                                     --------             ---------           --------

 NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS           $      -             $    (464)          $      -
                                     ========             =========           ========

 CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                   -                   464                  -
                                     --------             ---------           --------

 CASH AND CASH EQUIVALENTS,
      END OF PERIOD                  $      -             $       -           $      -
                                     ========             =========           ========




The accompanying notes are an integral part of the financial statements.
                                       F-5

                            San Juan Financial, Inc.
                          (a Development Stage Company)

                  Statement of Changes in Stockholders' Equity
     For the Period April 10, 2000 (Date of Inception) to December 31, 2003


                                                                            Deficit
                                                                          Accumulated
                                                              Additional    During the
                                           Common Stock        Paid-in    Development    Stockholders'
                                        Shares      Amount     Capital        Stage         Equity
                                       --------    -------    ---------   -------------   -----------
Issuance of common stock for cash
 at $1.00 per share                      63,000    $ 63,000    $      -     $       -      $  63,000
Issuance of common stock no
  consideration received              5,000,000           -           -             -              -
Net loss for the period from
  April 10, 2000(date of
  inception) to December 31, 2000             -           -           -       (56,711)       (56,711)
                                      ---------    --------     -------      --------       --------
Balance, December 31, 2000            5,063,000      63,000           -       (56,711)         6,289

Cancellation of stock for
  consideration not received         -5,000,000
Net loss for the year ended
  December 31,  2001                          -           -           -        (5,825)        (5,825)
                                     ----------    --------     -------      --------       --------
Balance, December 31, 2001               63,000      63,000           -       (62,536)           464

Net loss for year ended
  December 31, 2002                           -           -           -          (464)          (464)
                                     ----------    --------     -------      --------       --------
Balance, December 31, 2002               63,000      63,000           -       (63,000)             -

Net loss for year ended
  December 31, 2003                           -           -           -             -              -
                                     ----------    --------    --------      --------       --------
Balance, December 31, 2003               63,000   $  63,000    $      -     $ (63,000)      $      -
                                     ==========   =========    ========     =========       ========



The accompanying notes are an integral part of the financial statements.
                                       F-6

                            San Juan Financial, Inc.
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2003 and 2002


1.    Organization and Operations

     Background

     San Juan Financial, Inc. ("the Company") was incorporated under the laws of Colorado on June 6, 1989. Following incorporation the Company remained an inactive shell company. Effective April 10, 2000, the Company entered the development stage in accordance with SFAS No. 7. The Company's principal activities since April 10, 2000 have consisted of organizational matters and the sale of its no par value common stock.

     Amendment to Articles

     On April 10, 2000, the Company filed amended articles of incorporation with the State of Colorado, at which time the Company revised Article XI, Board of Directors. The Board consists of one director who is also the President of the Company. In November 2001 this officer resigned and there are currently no officers of the Company.

2.    Going Concern

     The Company has no revenue to date and has incurred operating losses of $63,000 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.    Summary of Significant Accounting Policies

     Development Stage Activities

     San Juan Financial, Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises" in 2000 upon commencement of activities. The Company's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, the Company changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation which will seek out and acquire an operating company.

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

     Fair value of financial instruments

     SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has no financial instruments in the accompanying financial statements.

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all highly liquid debt securities purchased with an original maturity of three months or less to be cash equivalents.

4.    Stockholders Equity

     Following its original incorporation in June 1989, the Company had issued 40,000,000 shares of its no par value common stock to an officer as payment for services related to the organization and start-up of the Company. The value of the transaction could not be objectively measured as a related party rendered the services. The transaction has been recorded at no value since the Board of Directors determined that the services for which these shares had been issued had not been completely rendered to the Company.

     On April 7, 2000, the Board of Directors authorized an 8 to 1 reverse split of the Company's no par value common stock, effective on that date. As a result of the split, the Company's outstanding common shares were reduced from 40,000,000 to 5,000,000. All per share and shares outstanding data in the accompanying financial statements have been restated to reflect this reverse split.

     In May 2000, the Company conducted a private placement offering whereby it sold 63,000 shares of its no par value common stock for $1.00 per share pursuant to an exemption from registration claimed under Sections 4 (2) and 4 (6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The company received net proceeds of $63,000.

     On November 2, 2001, the Board of Directors authorized the cancellation of the original 5,000,000 shares of common stock, due to non-payment of these shares, leaving 63,000 shares outstanding.

5.    Income Taxes

     The Company has a federal net operating loss carryforward of $63,000 available to offset taxable income through the years 2020, 2021, and 2022.

     The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $23,310, against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. The change in the valuation allowance for the period ended December 31, 2002 to December 31, 2003 was zero.

                                            December 31, 2003

        Net operating loss carryforwards     $    23,310
        Valuation allowance                      (23,310)
                                             -----------
                                             $         -
                                             ===========


     The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                               Percent of
                                              Pretax Amount

         Provision at federal statutory rate      34%
         Effect of state income tax                3%
         Increase in valuation allowance         (37%)
                                                 ----
                                                   0%

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the ___ day of June 2004.

                            SAN JUAN FINANCIAL, INC.


                                  By
                                     -----------------------------------------
                                     Troy Fullmer, President and Principal
                                     Financial Officer


         In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


                                    Director              June __, 2004
-------------------------
Troy Fullmer

                            SAN JUAN FINANCIAL, INC.

                                   FORM 10-KSB

                                    EXHIBITS