Form 10KSB
period 2003-12-31
SAN JUAN FINANCIAL INC
filed 2004-06-21
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

      During the three fiscal years ended December 31, 2004 and subsequent interim period ended May 14, 2003 the Company did not consult with Comiskey & Company regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.


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

ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2003, 2002, and 2001.

                               Annual Compensation       Long Term Compensation
                           --------------------------    ----------------------
                                                Other    Re-
                                                Annual   stricted
Name and                                        Compen-  Stock       Options
Principal                 Fiscal Salary  Bonus  sation   Awards      Granted
Position                   Year    (1)    (2)    (3)      (4)          (5)
------------              ------ ------- -----  ------   --------    -------

Troy Fullmer,              2003  $    --    --      --         --         --
Chief Executive Officer    2002  $    --    --      --         --         --
between June 6, 2001       2001  $    --    --      --         --         --
and November 14,
2001

Stephen G. Slater,         2003  $    --    --      --         --         --
Chief Executive Officer    2002  $    --    --      --         --         --
prior to July 6, 2001.     2001  $    --    --      --         --         --

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amounts reflect the value of the shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the persons listed above, and the value of such shares as of December 31, 2003.

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

      Other Arrangements. During the year ended December 31, 2003, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Stock Options

      The following tables set forth information concerning the options granted during the year ended December 2003, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                    Options Granted During Year Ended December 31, 2003

                                    % of Total
                                     Options
                                    Granted to      Exercise
                       Options     Employees in     Price Per  Expiration
 Name                Granted (#)    Fiscal Year      Share         Date
------               -----------   ------------   ------------ ------------

                                      None

                   Option Exercises and Year-End Option Values
                                                                Value (in $) of
                                                                  Unexercised
                                               Number of         In-the-Money
                                              Unexercised      Options at Fiscal
                         Shares               Options (3)         Year-End (4)
                                              ------------     -----------------
                     Acquired On    Value       Exercisable/       Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable    Unexercisable
----                 ------------ ------------ ------------     ---------------

                                      None

(1) The number of shares received upon exercise of options during the year ended December 31, 2003.

(2) With respect to options exercised during the Company's year ended December 31, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2003, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2003, the market value of the stock underlying those options as of December 31, 2003.

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

8-K Reports

      During the quarter ending December 31, 2003 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     On May 14, 2004 the Company hired Comiskey & Company as its independent auditors.

    The Company did not pay any accounting fees during the years ended December 31, 2003 and 2002.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 2003

                          INDEX TO FINANCIAL STATEMENTS


PAGE

Report of Independent Registered Public Accounting Firm..............       F-2

Balance Sheets - December 31, 2003 and 2002..........................       F-3

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

Statement of Changes in Stockholders' Equity - For the Period from
 April 10, 2000 (Date of Inception) to December 31, 2003.............       F-6

Notes to Financial Statements........................................       F-7

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
                                                 ----
                                                   0%

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of June 2004.

                                  SAN JUAN FINANCIAL, INC.


                                  By /s/ Troy Fullmer
                                     -----------------------------------------
                                     Troy Fullmer, President and Principal
                                        Financial Officer


         In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Troy Fullmer                    Director              June 17, 2004
-------------------------
Troy Fullmer

                            SAN JUAN FINANCIAL, INC.

                                   FORM 10-KSB

                                    EXHIBITS