Form 10QSB
period 2004-03-31
SAN JUAN FINANCIAL INC
filed 2004-06-21
CIK 1122101

4

                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2004

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            SAN JUAN FINANCIAL, INC.

           Colorado                                     94-3363969
  State or other jurisdiction of          (I.R.S.) Employer Identification No.
       incorporation
                               4410 Newton Street
                                Denver, CO 80211
                     Address of principal executive offices



              Registrant's telephone number, including area code

                                     N/A
                     -------------------------------------
                   Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------



As of June 14, 2004 the Company had 63,000 outstanding shares of common stock.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              Financial Statements
                                 March 31, 2004

                            San Juan Financial, Inc.
                   Financial Statements for Three Months ended
                                 March 31, 2004



                                Table of Contents


                                                                       Page

Balance Sheet...........................................................F-1

Statement of Operations and Accumulated Deficit.........................F-2

Statement of Cash Flows.................................................F-3

Notes to Financial Statements...........................................F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                              As of March 31, 2004




ASSETS

CURRENT ASSETS
       Cash and cash equivalents                       $     -

       Total current assets                                  -
                                                       -------
       TOTAL ASSETS                                    $     -
                                                       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                    $     -

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; 10,000,000
      shares authorized; no shares issued and
      outstanding                                            -
    Common stock, no par value; 750,000,000
      shares authorized; 63,000 shares issued and
      outstanding at March 31, 2004                     63,000
    Deficit accumulated during the development
      stage                                            (63,000)
                                                       -------
    Total Shareholders' Equity                               -
                                                       -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     -
                                                       =======





The accompanying notes are an integral part of the financial statements.
                                   F-1

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                    Statements of Operations and Accumulated Deficit

                                                                  For the period
                                                                  from inception
                                 For the three For the three (April 10, 2000) months ended months ended to March 31,
                                 March 31, 2004  March 31, 2003       2004
                                --------------   --------------   --------------

REVENUES                           $        -       $       -       $      -

EXPENSES
       Bank Service Charges                 -               -            148
       Filing Fees                          -               -          5,811
       Internet Exp.                        -               -            982
       Licenses and Permits                 -               -            173
       Office supplies                      -               -             99
       Postage and Delivery                 -               -            146
       Professional Fees                    -               -         48,675
       Travel expenses                      -               -          6,966
                                   ----------       ---------        -------

Total expenses                              -               -         63,000
                                   ----------       ---------        -------
NET LOSS                                    -               -        (63,000)

Accumulated deficit
       Balance, beginning of
        period                        (63,000)        (63,000)             -
                                   ----------       ---------        -------

       Balance, end of period       $ (63,000)       ($63,000)       ($63,000)
                                   ==========       =========        ========

NET LOSS PER SHARE                  $ (     -)       (      -)       $  (1.00)
                                   ==========       =========        ========

     WEIGHTED AVERAGE NUMBER
       OF SHARES OUTSTANDING           63,000          63,000          63,000
                                   ==========       =========        ========


The accompanying notes are an integral part of the financial statements.
                                   F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows


 For the period
                                                                  from inception
                                 For the three For the three (April 10, 2000) months ended months ended to March 31,
                                 March 31, 2004  March 31, 2003       2004
                                --------------   --------------   --------------
 CASH FLOWS FROM OPERATING
    ACTIVITIES
   Net loss                        $       -        $       -       $   (63,000)
   Adjustments to reconcile net
    loss to net cash flows from
    operating activities:                  -                -                 -
                                   ---------        ---------       -----------
      Net cash flows from
       operating activities                -                -           (63,000)

 CASH FLOWS FROM INVESTING ACTIVITIES      -                -                 -

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from the issuance of
     common stock                          -                -            63,000
                                   ---------        ---------       -----------
 NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS
                                          -                 -                 -
 CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                 -                 -                 -
                                  ---------         ---------       -----------

 CASH AND CASH EQUIVALENTS,
      END OF PERIOD               $       -         $       -       $         -
                                  =========         =========       ===========


The accompanying notes are an integral part of the financial statements.
                                   F-3

                            San Juan Financial, Inc.

                          Notes to Financial Statements

                                 March 31, 2004


   1.  Management's Representation of Interim Financial Information

     The accompanying financial statements have been prepared by San Juan Financial, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2003.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

      The Company has never generated any revenues. The Company has not been active for the past two-and-half years. The Company does not have any available credit, bank financing or other external sources of liquidity.

      During the year ending December 31, 2004 the Company will attempt to acquire another business.

Item 3. Controls And Procedures

Based on the evaluation of the Company's disclosure controls and procedures by Troy Fullmer, the Company's Chief Executive and Financial Officer, as of March 31, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended March 31, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2004.

                                          SAN JUAN FINANCIAL, Inc.



                                          By:  /s/ Troy Fullmer
                                              ------------------------------
                                              Troy Fullmer, Chief Executive
                                              and Principal Financial Officer