Form 10KSB/A
period 2002-12-31
SAN JUAN FINANCIAL INC
filed 2004-06-23
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A
 (Mark One)

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

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     Effective May 14, 2004 the Company retained Comiskey & Company, P.C. to act as the Company's independent certified public accountants. In this regard Comiskey & Company, P.C. replaced Craig W. Conners, C.P.A. who audited the Company's financial statements for the fiscal year ended December 31, 2000. The report of Mr. Conners for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. During the Company's three most recent fiscal years and the subsequent interim period ended May 14, 2004 there were no disagreements with Mr. Conners on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Conners would have caused him to make reference to such disagreement in his report.

      The change in the Company's auditors was recommended and approved by the Company's director.

      During the three fiscal years ended December 31, 2003 and subsequent interim period ended May 14, 2004 the Company did not consult with Comiskey & Company, P.C. regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

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


Denver, Colorado
May 28, 2004


                                                   /S/ COMISKEY & COMPANY, P.C.
                                                   PROFESSIONAL CORPORATION

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