Form 10QSB
period 2004-06-30
SAN JUAN FINANCIAL INC
filed 2004-08-12
CIK 1122101

UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended JUNE 30, 2004

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            SAN JUAN FINANCIAL, INC.
                          ___________________________

      Colorado                                        94-3363969
----------------------                          --------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
 of incorporation

                               4410 Newton Street
                                Denver, CO 80211
                           -------------------------
                     Address of principal executive offices


                                 (720)434-1194
                          ----------------------------
               Registrant's telephone number, including area code

                                       N/A
                          ---------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes           X                     No
                  ------------------               ------------



      As of August 11, 2004 the Company had 63,000 outstanding shares of common stock.

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS
                                  June 30, 2004

                                TABLE OF CONTENTS



                                                                    Page

Balance Sheet                                                         F-1

Statements of Operations and Accumulated Deficit                      F-2

Statements of Cash Flows                                              F-3

Notes to Financial Statements                                         F-4

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  June 30, 2004
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                               $          --
                                                           -------------

      Total current assets                                            --
                                                           -------------

   TOTAL ASSETS                                                       --
                                                           =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                        $          --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                    --
   Common stock, no par value; 750,000,000 shares
      authorized; 63,000 shares issued and outstanding
      at June 30, 2004                                            63,000
   Deficit accumulated during the development stage              (63,000)
                                                            ------------

      Total shareholders' equity                                      --
                                                            ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $         --
                                                            ============








    The accompanying notes are an integral part of the financial statements.

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                 For the period
                              For the three        For the six   from inception
                               months ended       months ended  (April 10, 2000)
                                 June 30,           June 30,      to June 30,
                              --------------     --------------
                               2004     2003     2004      2003       2004
                              -----     ----     ----      ----  --------------

REVENUES                   $    --     $  --    $   --    $   --     $     --

EXPENSES
   Bank service charges         --        --        --        --          148
   Filing fees                  --        --        --        --        5,811
   Internet expenses            --        --        --        --          982
   Licenses and permits         --        --        --        --          173
   Office supplies              --        --        --        --           99
   Postage and delivery         --        --        --        --          146
   Professional fees            --        --        --        --       48,675
   Travel expenses              --        --        --        --        6,966
                           -------    ------    ------    ------      -------

      Total expenses            --        --        --        --       63,000
                           -------    ------    ------    ------      -------

NET LOSS                        --        --        --        --      (63,000)

Accumulated deficit
   Balance, beginning
     of period             (63,000)  (63,000)  (63,000)  (63,000)          --
                            -------  -------  --------    ------     --------
   Balance, end of period $(63,000) $(63,000) $(63,000) $(63,000)   $ (63,000)
                           ======== ========  ========  ========    =========

NET LOSS PER SHARE        $   (NIL) $   (NIL) $   (NIL) $   (NIL)   $   (1.00)
                          ========  ========  ========  ========    =========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING    63,000    63,000    63,000    63,000       63,000
                            ======    ======    ======    ======    =========

    The accompanying notes are an integral part of the financial statements.
                                       F-2

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the period
                                                                 from inception
                                   For the six     For the six  (April 10, 2000)
                                   months ended    months ended         to
                                  June 30, 2004   June 30, 2003   June 30, 2004
                                  -------------   -------------   --------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net loss                        $      --         $    --       $  (63,000)
    Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities                        --              --
                                   --------         -------

  Net cash flows from operating
  activities                             --              --          (63,000)

CASH FLOWS FROM INVESTING
   ACTIVITIES                            --              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the issuance of
  common stock                           --              --           63,000
                                  ---------         -------        ---------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    --              --               --

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     --              --
                                 ----------         -------        ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                 $        --        $     --        $      --
                                ===========        ========        =========

    The accompanying notes are an integral part of the financial statements.
                                       F-3

                            SAN JUAN FINANCIAL, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (Unaudited)


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

Item 3.  Controls And Procedures

     Based on the evaluation of the Company's disclosure controls and procedures by Troy Fullmer, the Company's Chief Executive and Financial Officer, as of June 30, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors during the three months ended June 30, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Number        Exhibit
      ------        -------

        31          Rule 13a-14(a) Certifications

        32          Section 1350 Certifications

(b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12th 2004.

                                          SAN JUAN FINANCIAL, Inc.



                                          By: /s/ Troy Fullmer
                                              ------------------------------
                                              Troy Fullmer, Chief Executive and
                                              Principal Financial Officer