Form 10QSB
period 2004-09-30
SAN JUAN FINANCIAL INC
filed 2004-11-15
CIK 1122101

2


                                  UNITED STATES
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2004

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            SAN JUAN FINANCIAL, INC.

             Colorado                                   94-3363969
State or other jurisdiction               (I.R.S.) Employer Identification No.
of incorporation
                               4410 Newton Street
                                Denver, CO 80211
                     Address of principal executive offices


                                 (720) 434-1194
               Registrant's telephone number, including area code

                                       N/A
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------



     As of November 15, 2004 the Company had 63,000 outstanding shares of common stock.

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

                              Financial Statements
                               September 30, 2004

                                TABLE OF CONTENTS



                                                                     Page

Balance Sheet                                                         F-1

Statements of Operations and Accumulated Deficit                      F-2

Statements of Cash Flows                                              F-3

Notes to Financial Statements                                         F-4

                           San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2004
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $       -
                                                                    ---------

      Total current assets                                                  -
                                                                    ---------

   TOTAL ASSETS                                                     $       -
                                                                    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                 $       -
   Accounts payable                                                       393
                                                                    ---------

   Total Liabilities                                                      393
                                                                    ---------

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 63,000 shares issued and outstanding
      at September 30, 2004                                            68,000
   Additional paid-in capital                                           7,200
   Deficit accumulated during the development stage                   (75,593)
                                                                    ---------

      Total shareholders' equity                                          393
                                                                    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       -
                                                                    =========

          The accompanying notes are an integral part of the financial statements.
                                       F-1

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)




                              For the three    For the nine    For the period
                              months ended     months ended    from inception
                              September 30,    September 30  (April 10, 2000) to
                             2004      2003   2004     2003  September 30, 2004
                             ----      ----   ----     ----  ------------------


REVENUES                  $     -   $     -  $    -  $     -      $         -

EXPENSES
   Bank service charges         -         -       -        -
   148
   Filing fees                  -         -       -        -            5,811
   Internet expenses            -         -       -        -              982
   Licenses and permits         -         -       -        -              173
   Office supplies              -         -       -        -               99
   Postage and delivery         -         -       -        -              146
   Professional fees       12,593         -  12,593        -           61,268
   Travel expenses              -         -       -        -        $   6,966
                       ----------  --------  ------  -------        ---------

      Total expenses            -         -       -        -        $  75,593
                       ----------  --------  ------  -------        ---------
NET LOSS                  (12,593)        - (12,593)      -         $(75,593)

Accumulated deficit
   Balance, beginning
   of period              (63,000) (63,000) (63,000) (63,000)              -
                       ----------  -------- ------  -------        ---------

 Balance, end of period  $(75,593)$(63,000)$(75,593)$(63,000)      $ (75,593)
                       ========== ======== ======== ========       =========

NET LOSS PER SHARE       $  (0.13)$   (NIL)$  (0.17)$   (NIL)      $   (1.17)
                       ========== ======== ======== ========       =========

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING      95,609   63,000   73,949   63,000          64,836
                       ========== ======== ======== ========       =========

          The accompanying notes are an integral part of the financial statements.
                                       F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                    For the period
                                           For the nine         For the nine        from inception
                                           months ended         months ended       (April 10, 2000)
                                        September 30, 2004   September 30, 2003  to September 30, 2004
                                        ------------------   ------------------  ---------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                               $   (12,593)         $         -           $   (75,593)
   Adjustments to reconcile net loss
    to net cash flows from operating
    activities:
         Accounts payable                         393                    -                    393
         Shares issued for compensation         5,000                    -                  5,000
                                          -----------          -----------            -----------

         Net cash flows from operating
            activities                         (7,200)                   -               (70,200)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                       -                    -                     -

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from the issuance
        of common stock                             -                    -                63,000
      Additional paid-in capital                7,200                    -                 7,200
                                          -----------          -----------            -----------

      Net cash flows from financing
         Activities                             7,200                    -                70,200


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                             -                    -                     -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                              -                    -                     -
                                          -----------          -----------            -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                          $         -          $         -            $        -
                                          ===========          ===========            ==========



          The accompanying notes are an integral part of the financial statements.
                                       F-3

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2004
                                   (Unaudited)


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

2.   Stockholders' Equity
     --------------------

     On September 15, 2004, Troy Fullmer, the Company's only officer and director, appointed Mark W. Moniak as a director of the Company and as the Company's President and Chief Executive Officer. Following the appointment of Mr. Moniak, Mr. Fullmer resigned as an officer and director of the Company. The Company does not have an employment agreement with Mr. Moniak. However, the Company has agreed to issue 200,000 shares of its common stock, valued at $5,000, to Mr. Moniak in return for Mr. Moniak serving as the Company's President until September 15,2005.

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

Item 3.    Controls And Procedures

      Based on the evaluation of the Company's disclosure controls and procedures by Mark W. Moniak, the Company's President, as of September 30, 2004 such officer has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

      There were no significant changes in the Company's internal controls or in other factors during the nine months ended September 30, 2004 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company filed the following reports on Form 8-K during the quarter ended June 30, 2004:

            8-K report filed on September 23, 2004 which disclosed a change in the Company's management.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2004.

                                          SAN JUAN FINANCIAL, Inc.



                                          By:    /s/ Mark W. Moniak
                                                ------------------------------
                                                Mark W. Moniak, President, Chief
                                                Executive and Principal
                                                Financial Officer