Form 10KSB
period 2004-12-31
SAN JUAN FINANCIAL INC
filed 2005-03-31
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
                                       OR
( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File No. 0-31357

                            SAN JUAN FINANCIAL, INC.
                  ----------------- --------------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     94-3363969
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
            1240 India Street, #1907
                  San Diego, CA                                92101
    -------------------------------------------          ---------------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (619) 922-7192 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

As of March 15, 2005 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 15, 2005 was $-0-.

As of March 15, 2005 the Company had 5,260,000 issued and outstanding shares of common stock.

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

      On March 11, 2005 the shareholders of the Company approved a 1-for-20 forward split of the Company's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split.

      In March 2005 the Company reached an informal agreement with the principal shareholders of Cookie Club of America, Inc. ("CCA") to acquire all of CCA's outstanding shares in exchange for 5,890,000 shares of the Company's common stock. CCA is a development stage company which manufactures and sells cookies which are imprinted with logos of the U.S. Postal Service and branches of the U.S. armed forces. The acquisition of CCA is subject to a number of conditions.

      The Company does not have a website.

      The Company does not have any offices or employees.

ITEM 2.  DESCRIPTION OF PROPERTIES

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On March 11, 2005 the Company held a special meeting of its shareholders. At this meeting the shareholders of the Company approved a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split.

      A total of 200,000 (pre-split) shares were voted in favor of the proposal. No votes were cast against the proposal and no shareholders abstained from voting.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.

      There is no public market for the Company's common stock.

      As of March 15, 2005 there were 34 record owners of the Company's common stock. With the exception of the 4,000,000 shares owned by Mark W. Moniak, all of the Company's shareholders may sell their shares pursuant to Rule 144 of the Securities and Exchange Commission. Mr. Moniak may begin selling his shares in September 2005 in accordance with Rule 144.

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

      During the year ending December 31, 2005 the Company will attempt to acquire another business.

ITEM 7.     FINANCIAL STATEMENTS

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      Effective May 14, 2004 the Company retained Comiskey & Company, PC to act as the Company's independent certified public accountants. In this regard Comiskey & Company, PC replaced Craig W. Conners, C.P.A. who audited the Company's financial statements for the fiscal year ended December 31, 2000. The report of Mr. Conners for this fiscal year did not contain an adverse opinion, or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles. During the Company's three most recent fiscal years and the subsequent interim period ended May 14, 2004 there were no disagreements with Mr. Conners on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Mr. Conners would have caused him to make reference to such disagreement in his report.

      The change in the Company's auditors was recommended and approved by the Company's director.

      During the three fiscal years ended December 31, 2003, and subsequent interim period ended May 14, 2004, the Company did not consult with Comiskey & Company, PC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 8A.    CONTROLS AND PROCEDURES

      Mark W. Moniak, the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Moniak there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      The following sets forth certain information concerning the present management of the Company:

         Name            Age    Position with Company

     Mark W. Moniak      41     President, Principal Financial  Officer and a
                                Director

      Mark W. Moniak has been an officer and director of the Company since September 16, 2004. Since January 2002 Mr. Moniak has been the president of Sterling Alloys. Sterling Alloys sells high alloy steel products throughout the West. Between 1999 and 2002 Mr. Moniak was a sales representative with Baldwin International Steel Company selling high alloy steel products. During his association with Baldwin International Steel Mr. Moniak was responsible for developing and maintaining customer accounts in eleven western states.

      The Company does not have a compensation committee. Mark W. Moniak, the Company's only Director, serves as the Company's Audit Committee. Mr. Moniak is not a financial expert and is not independent as that term is defined Section 121(A) of the Listing Standards of the American Stock Exchange. The Company does not believe it needs a financial expert since the Company is inactive.

      The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company is inactive.


ITEM 10.    EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by the Company's executive officers during the fiscal years ended December 31, 2004, 2003, and 2002.

                              Annual Compensation         Long Term Compensation
                        --------------------------------  ----------------------
                                                  Other      Re-
                                                  Annual   stricted
Name and                                          Compen-   Stock     Options
Principal               Fiscal   Salary   Bonus   sation    Awards    Granted
Position                 Year     (1)      (2)      (3)       (4)        (5)
------------            ------   ------  -------  -------  --------   -------

Mark W. Moniak,           2004   $   --  $    --  $    --  $  5,000        --
President since
September 16, 2004


Troy Fullmer,            2003   $    --      --        --        --        --
Chief Executive Officer  2002   $    --      --        --        --        --
between June 6, 2001     2001   $    --      --        --        --        --
and November 14,
2001

(1) The dollar value of base salary (cash and non-cash) received. (2) The dollar value of bonus (cash and non-cash) received.
(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
(4) Amount reflects the value of 4,000,000 shares of the Company's common stock issued as compensation for services.

      The table below shows the number of shares of the Company's common stock owned by the persons listed above, and the value of such shares as of December 31, 2004. As of December 31, 2004 the Company's common stock was not publicly traded.

      Name                          Shares                  Value
      ----                          ------                  ------

      Mark W. Moniak             4,000,000                   -0-

(5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

      The Company does not have any employment agreements. In September 2004 the Company issued 4,000,000 shares of its common stock (as adjusted for the 1-for-20 forward stock split) to Mr. Moniak as consideration for Mr. Moniak serving as the Company's President.

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

      Other Arrangements. During the year ended December 31, 2004, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Stock Options

      The following tables set forth information concerning the options granted during the year ended December 2004, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                    Options Granted During Year Ended December 31, 2004

                                    % of Total
                                     Options
                               Granted to Exercise
                       Options     Employees in     Price Per  Expiration
 Name                Granted (#)    Fiscal Year      Share         Date
------               -----------   ------------   ------------ ------------

                                      None

                   Option Exercises and Year-End Option Values
                                                               Value (in $) of
                                                                 Unexercised
                                                Number of        In-the-Money
                                               Unexercised     Options at Fiscal
                         Shares                Options (3)        Year-End (4)
                                               ------------    ----------------
                     Acquired On    Value      Exercisable/      Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable    Unexercisable
----                 ------------ ------------ -------------   ----------------

                                      None

(1) The number of shares received upon exercise of options during the year ended December 31, 2004.

(2) With respect to options exercised during the Company's year ended December 31, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2004, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2004, the market value of the stock underlying those options as of December 31, 2004.

    As of March 15, 2005 the Company did not have any outstanding stock options.

Stock Option and Bonus Plans

      The Company does not have any Stock Option or Stock Bonus plans.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of March 15, 2005.
                                      Shares of
Name and Address                    Common Stock (1)          Percent of Class
----------------                    -----------------       --------------------

Mark W. Moniak                        4,000,000                    76%
1240 India Street, #1907
San Diego, CA 92101

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In September 2004 the Company issued 4,000,000 shares of its common stock (as adjusted for the 1-for-20 forward stock split) to Mr. Moniak as consideration for Mr. Moniak serving as the Company's President.

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

8-K Reports

      During the quarter ending December 31, 2004 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

    On May 14, 2004 the Company hired Comiskey & Company, PC as its independent auditors.

      The following table shows the aggregate fees billed to the Company for the year ended December 31, 2004 by Comiskey & Company, PC.

                                                 2004
                                                ------

Audit Fees                                     $4,668
Audit Related Fees                                 --
Tax Fees                                       $  500
All Other Fees                                     --

      Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's 10-QSB reports for the fiscal year. Before Comiskey & Company, PC was engaged by the Company to render audit or audit related services, the engagement was approved by the Company's Directors. The Company's Board of Directors was of the opinion that the Audit Related Fees charged by Comiskey & Company PC were consistent with Comiskey & Company PC maintaining its independence from the Company.

    The Company did not pay any accounting fees during the years ended December 31, 2003 and 2002.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                December 31, 2004

                          INDEX TO FINANCIAL STATEMENTS


                                                                        Page

Report of Independent Registered Public Accounting Firm                 F-1

Balance Sheets - December 31, 2004 and 2003                             F-2

Statements of Operations - For the Years Ended
 December 31, 2004 and 2003, and for the Period from
 April 10, 2000 (Date of Inception) to December 31, 2004                F-3

Statements of Cash Flows - For the Years Ended
 December 31, 2004 and 2003, and for the Period from
 April 10, 2000 (Date of Inception) to December 31, 2004                F-4

Statement of Changes in Stockholders' Equity - For the Period
 from April 10, 2000 (Date of Inception) to December 31, 2004        F-5 to F-6

Notes to Financial Statements                                       F-7 to F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheets of San Juan Financial, Inc. as of December 31, 2004 and 2003, and the related statements of operations, cash flows, and stockholders' equity for each of the years then ended and for the period from inception (April 10, 2000) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Financial, Inc. as of December 31, 2004 and 2003, and the results of its operations, its cash flows, and its changes in stockholders' equity for each of the years ended December 31, 2004 and 2003 and for the period from inception (April 10, 2000) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As mentioned in footnote 2 to the financial statements, the Company has expended all of its capital, which raises doubt about its ability to continue as a going concern with an ability to conduct its business plan. The Company's plans are also discussed in footnote 2. There is no assurance that such funding will be available or that the Company will be successful in implementing its business plan. The accompanying financial statements do not include any adjustments, which might be necessary if the Company is unable to continue in existence.


Denver, Colorado
March 2, 2005
Except for Note 6, as to which the date is March 24, 2005

                                                        COMISKEY & COMPANY, PC
                                                      PROFESSIONAL CORPORATION

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003



                                                        2004           2003
                                                      ---------     ---------
         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                          $       -     $       -
                                                      ---------     ---------

      Total current assets                                    -             -
                                                      ---------     ---------

   TOTAL ASSETS                                       $       -     $       -
                                                      =========     =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                   $   1,007     $       -
                                                      ---------     ---------

      Total current liabilities                           1,007             -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding            -             -
   Common stock, no par value; 750,000,000 shares
      authorized; 5,260,000 shares issued and outstanding
      at December 31, 2004                               68,000        63,000
       Additional paid-in
capital
9,305                            -
   Deficit accumulated during the development stage     (78,312)      (63,000)
                                                      ---------     ---------

      Total shareholders' equity                         (1,007)            -
                                                      ----------    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $       -     $       -
                                                      =========     =========

The accompanying notes are an integral part of the financial statements.
                                       F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                 For the period
                                                                 from inception
                                   For the year  For the year   (April 10, 2000)
                                      ended         ended              to
                                   December 31,  December 31,     December 31,
                                       2004         2003              2004
                                   ------------  ------------   ----------------

REVENUES                           $          -  $          -      $        -

EXPENSES
   Bank service charges                       -              -            148
   Filing fees                                -              -          5,811
   Internet expenses                          -              -            982
   Licenses and permits                       -              -            173
   Office supplies                            -              -             99
   Postage and delivery                       -              -            146
   Professional fees                     15,312              -         63,987
   Travel expenses                            -              -          6,966
                                   ------------   ------------   ------------

      Total expenses                     15,312              -         78,312
                                   ------------   ------------   ------------

NET LOSS                                (15,312)             -        (78,312)

Accumulated deficit
   Balance, beginning of period         (63,000)       (63,000)             -
                                   ------------   ------------   ------------

   Balance, end of period          $    (78,312)  $    (63,000)  $    (78,312)
                                   ============   ============   ============

NET LOSS PER SHARE                 $      (0.01)  $      (NIL)   $      (5.05)
                                   =============  ============   ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING              2,429,399      1,260,000      1,507,972
                                   ============   ============   ============

 The accompanying notes are an integral part of the financial statements.
                                       F-3

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                 For the period
                                                                 from inception
                                   For the year  For the year   (April 10, 2000)
                                      ended         ended              to
                                   December 31,  December 31,     December 31,
                                       2004         2003              2004
                                   ------------  ------------   ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
 Net loss                          $   (15,312)  $         -     $    (78,312)
  Adjustments to reconcile net
   loss to net cash flows from
   operating activities:
    Accounts payable                     1,007             -            1,007
    Shares issued for compensation       5,000             -            5,000
                                   -----------   -----------     ------------

    Net cash flows from operating
     activities                         (9,305)            -          (72,305)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -             -                -

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Proceeds from the issuance of
     common stock                            -             -           63,000
    Expenses paid by shreholders         9,305             -            9,305
                                   ------------   ------------   ------------

    Net cash flows from financing
     Activities                          9,305             -           72,305


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                      -             -                -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                       -             -                -
                                   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $         -    $        -     $          -
                                   ============   ============   ============

 The accompanying notes are an integral part of the financial statements.
                                       F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period April 10, 2000 (Date of Inception) to December 31, 2004




                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                        Common Stock             Paid-in      Development     Stockholders'
                                     Shares        Amount        Capital         Stage           Equity
                                 ------------------------------------------------------------------------------
Issuance of common stock for
cash at $1.00 per share            1,260,000     $  63,000      $       -      $       -        $ 63,000

Issuance of common stock no
  consideration received         100,000,000             -              -              -               -

Net loss for the period from
  April 10, 2000 (date of
  inception) to December 31,
  2000                                     -             -              -        (56,711)        (56,711)
                                 -----------     ---------      ---------      ----------       ---------

Balance, December 31, 2000       101,260,000        63,000              -        (56,711)          6,289

Cancellation of stock for
  consideration not received    (100,000,000)            -              -              -               -

Net loss for the year ended
  December 31, 2001                        -             -              -         (5,825)         (5,825)
                                 -----------     ---------      ---------      ----------       ---------

Balance, December 31, 2001         1,260,000        63,000              -        (62,536)            464

Net loss for the year ended
  December 31, 2002                        -             -              -           (464)           (464)
                                 -----------     ---------      ---------      ----------       ---------

Balance, December 31, 2002         1,260,000        63,000              -        (63,000)              -

Net loss for year ended
  December 31, 2003                        -             -              -              -               -
                                 -----------     ---------      ---------      ----------       ---------

Balance, December 31, 2003         1,260,000     $  63,000      $       -      $ (63,000)       $      -



The accompanying notes are an integral part of the financial statements.
                                       F-5

                            San Juan Financial, Inc.
                          (A Development Stage Company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) CONTINUED
     For the Period April 10, 2000 (Date of Inception) to December 31, 2004




                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                        Common Stock             Paid-in      Development     Stockholders'
                                     Shares        Amount        Capital         Stage           Equity
                                 ------------------------------------------------------------------------------

Balance, December 31, 2003         1,260,000       $ 63,000      $       -      $ (63,000)      $      -

Issuance of common stock for
  Compensation                     4,000,000          5,000              -              -          5,000

Expenses paid by shareholders              -              -          9,305              -          9,305

Net loss for ended
  December 31, 2004                        -              -              -        (15,312)       (15,312)
                                   ---------      ---------      ---------      ----------     ----------

Balance, December 31, 2004         5,260,000      $  68,000      $   9,305      $ (78,312)      $ (1,007)
                                   =========      =========      =========      ==========     ==========




 The accompanying notes are an integral part of the financial statements.
                                       F-6

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2004 and 2003



1.   Organization and Operations
     Background
     San Juan Financial, Inc. ("the Company") was incorporated under the laws of Colorado on June 6, 1989. Following incorporation, the Company remained an inactive shell company. Effective April 10, 2000, the Company entered the development stage in accordance with SFAS No. 7. The Company's principal activities since April 10, 2000 have consisted of organizational matters and the sale of its no par value common stock.

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

2.   Going Concern
     The Company has no revenue to date and has incurred operating losses of $78,312 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and, therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   Summary of Significant Accounting Policies
     Development Stage Activities
     San Juan Financial, Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" in 2000, upon commencement of activities. The Company's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, the Company changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation which will seek out and acquire an operating company.

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

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2004 and 2003



3.   Summary of Significant Accounting Policies (continued)
     Cash Equivalents
     For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

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

     Income taxes are computed under the provisions of the Financial Accounting Standards Board (FASB) Statement No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of the difference in events that have been recognized in the Company's financial statements compared to the tax returns.

     Earnings (loss) per Share
     The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

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

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2004 and 2003



4.   Stockholders' Equity
     Following its original incorporation in June 1989, the Company had issued 100,000,000 shares of its no par value common stock to an officer as payment for services related to the organization and start-up of the Company. The value of the transaction could not be objectively measured as a related party rendered the services. The transaction has been recorded at no value since the Board of Directors determined that the services for which these shares had been issued had not been completely rendered to the Company.

     On April 7, 2000, the Board of Directors authorized an 8-to-1 reverse split of the Company's no par value common stock, effective on that date. All per share and shares outstanding data in the accompanying financial statements have been restated to reflect this reverse split.

     In May 2000, the Company conducted a private placement offering whereby it sold 1,260,000 shares of its no par value common stock for $0.05 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company received net proceeds of $63,000.

     On November 2, 2001, the Board of Directors authorized the cancellation of the original 100,000,000 shares of common stock, due to non-payment of these shares, leaving 1,260,000 shares outstanding.

     On September 15, 2004, Mark W. Moniak was appointed as Director, President and Chief Executive Officer of the Company. The company does not have an employment agreement with Mr. Moniak. However, the Company has agreed to issue 4,000,000 shares of its common stock, valued at $5,000, to Mr. Moniak in return for Mr. Moniak serving as the Company's President until September 15, 2005.

     During the year ended December 31, 2004, the Company incurred $9,305 of expenses which were paid by stockholders and recorded as additional paid-in capital.

     On March 11, 2005, the Company held a special meeting of its shareholders. At this meeting the shareholders of the Company held a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all share and per share data has been retroactively restated to reflect this forward stock split.


5.   Income Taxes
     The Company has a federal net operating loss carryforward of $78,312 available to offset taxable income through the years 2020, 2021, 2022 and 2024.

     The Company recorded a deferred income tax asset for the tax effect of net operating loss carryforwards and temporary differences, aggregating $28,975 against which the Company has recorded a full valuation allowance in recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived. The change in the valuation allowance for the period ended December 31, 2003 to December 31, 2004 was $5,665.

                                                     December 31,
                                                         2004

     Net operating loss carryforwards                  $ 28,975
     Valuation allowance                                (28,975)
                                                       --------
                                                       $     --
                                                       ========

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 For the years ended December 31, 2004 and 2003



5.   Income Taxes (continued)

     The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                            Percent of
                                                              Pretax
                                                              Amount
                                                            -----------

            Provision at federal statutory rate                 34%
            Effect of state income tax                           3%
            Increase in valuation allowance                    (37%)
                                                            -----------

                                                                 0%
                                                            ===========

6. Subsequent Events

     On March 11, 2005, the Company held a special meeting of its shareholders. At this meeting the shareholders of the Company held a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all share and per share data has been retroactively restated to reflect this forward stock split.

     In March 2005, the Company reached an informal agreement with the principal shareholders of Cookie Club of America, Inc. ("CCA") to acquire all of CCA's outstanding shares in exchange for 5,890,000 shares of the Company's common stock. The Company's management is in the process of finalizing a definitive agreement for the acquisition.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2005.

                                  SAN JUAN FINANCIAL, INC.


                                  By /s/ Mark W. Moniak
                                     -----------------------------------------
                                     Mark W. Moniak, President and Principal
                                     Financial and Accounting Officer


     In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date
---------                           --------                --------


/s/ Mark W. Moniak                  Director              March 31, 2005
-------------------------
Mark W. Moniak

                            SAN JUAN FINANCIAL, INC.

                                   FORM 10-KSB

                                    EXHIBITS