Form 10QSB
period 2005-03-31
SAN JUAN FINANCIAL INC
filed 2005-05-13
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                            1240 India Street, #1907
                               San Diego, CA 92101
                     Address of principal executive offices


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

            Yes             X                               No    ________
                  ------------------



      As of May 10, 2005 the Company had 5,260,000 outstanding shares of common stock.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                 March 31, 2005

                                TABLE OF CONTENTS



                                                                       Page

Balance Sheet                                                          F-1

Statements of Operations and Accumulated Deficit                       F-2

Statements of Cash Flows                                               F-3

Notes to Financial Statements                                          F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $       -
                                                                    ---------

      Total current assets                                                  -
                                                                    ---------

   TOTAL ASSETS                                                     $       -
                                                                    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   2,274
                                                                    ---------

      Total current liabilities                                         2,274
                                                                    ---------


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 5,260,000 shares issued and outstanding
      at March 31, 2005                                                68,000
   Additional paid-in capital                                          14,227
   Deficit accumulated during the development stage                   (84,501)
                                                                    ---------

      Total shareholders' equity                                       (2,274)
                                                                    ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       -
                                                                    =========

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                 For the period
                                                                from inception
                                For the three    For the three  (April 10, 2000)
                                 months ended     months ended        to
                                March 31, 2005  March 31, 2004  March 31, 2005
                                --------------  --------------  --------------

REVENUES                        $           -   $           -   $           -

EXPENSES
   Bank service charges                     -               -             148
   Filing fees                              -               -           5,811
   Internet expenses                        -               -             982
   Licenses and permits                     -               -             173
   Office supplies                          -               -              99
   Postage and delivery                     -               -             146
   Professional fees                    6,189               -          70,176
   Travel expenses                          -               -           6,966
                                   ------------   ------------   ------------

      Total expenses                    6,189               -          84,501
                                   ------------   ------------   ------------

NET LOSS                               (6,189)              -         (84,501)

Accumulated deficit
   Balance, beginning of period       (78,312)        (63,000)              -
                                   ------------   ------------   ------------

   Balance, end of period          $  (84,501)    $   (63,000)   $    (84,501)
                                   ============   ============   ============

NET LOSS PER SHARE                 $    (0.00)    $      (NIL)   $      (0.05)
                                   =============  ============   =============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING            5,260,000       1,260,000       1,693,921
                                   ============   ============   ============

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the period
                                                                from inception
                                For the three    For the three  (April 10, 2000)
                                 months ended     months ended        to
                                March 31, 2005  March 31, 2004  March 31, 2005
                                --------------  --------------  --------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                      $   (6,189)        $      -      $ (84,501)
      Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities
        Accounts payable              1,267                -          2,274
        Common stock issued
         for compensation                 -                -          5,000
                               ------------     ------------   ------------

       Net cash flows from
        operating activities         (4,922)               -        (77,227)

CASH FLOWS FROM INVESTING
   ACTIVITIES                             -                -              -

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from the issuance of
         common stock                     -                -         63,000
      Expenses paid by shareholders   4,922                -         14,227
                               ------------     ------------   ------------

     Net cash flows from
      operating activities            4,922                -         77,227


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                   -                -              -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                    -                -              -
                               ------------     ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $      -      $         -     $        -
                               ============     ============   ============

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


1.   Management's Representation of Interim Financial Information

     The accompanying financial statements have been prepared by San Juan Financial, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2004.

2.   Stockholders' Equity

     On March 11, 2005, the Company held a special meeting of its shareholders. At this meeting the shareholders of the Company approved a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all share and per share data has been retroactively restated to reflect this forward stock split- The shareholders also approved for the Company to change its name from San Juan Financial, Inc. to Cookie Club of America, Inc.


3.   Pending Acquisition

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

      In May 2005 the Company agreed to acquire all of the outstanding shares of Cookie Club of America, Inc. ("CCA") in exchange for 5,890,000 shares of the Company's common stock. CCA is a development stage company which manufactures and sells cookies which are imprinted with logos of the U.S. Postal Service and branches of the U.S. armed forces. Completion of the acquisition of CCA is subject to a number of conditions.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mark W. Moniak, the Company's Chief Executive and Financial Officer, as of March 31, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the three months ended March 31, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2005.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2005.

                                          SAN JUAN FINANCIAL, INC.



                                          By:   /s/ Mark W. Moniak
                                                ------------------------------
                                                Mark W. Moniak, Chief Executive,
                                                Financial and Accounting Officer