Form 10QSB
period 2005-06-30
SAN JUAN FINANCIAL INC
filed 2005-08-19
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

                            1240 India Street, #1907
                               San Diego, CA 92101
                         ------------------------------
                     Address of principal executive offices

                        --------------------------------
               Registrant's telephone number, including area code

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

            Yes             X                               No    ________
                  ------------------



    As of August 15, 2005 the Company had 5,260,000 outstanding shares of common stock.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                  June 30, 2005

TABLE OF CONTENTS



                                                                         Page

Balance Sheet                                                             F-1

Statements of Operations and Accumulated Deficit                          F-2

Statements of Cash Flows                                                  F-3

Notes to Financial Statements                                             F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $       -
                                                                    ---------

      Total current assets                                                  -
                                                                    ---------

   TOTAL ASSETS                                                     $       -
                                                                    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                 $   6,215

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 5,260,000 shares issued and outstanding
      at June 30, 2005                                                 68,000
   Additional paid-in capital                                          16,501
   Deficit accumulated during the development stage                   (90,716)
                                                                    ---------

      Total shareholders' equity                                       (6,215)
                                                                    ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       -
                                                                    =========

          The accompanying notes are an integral part of the financial statements.
                                       F-1

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                      For the period
                                  For the three       For the six     from inception
                                  months ended        months ended   (April 10, 2000)
                                    June 30,            June 30,            to
                                2005        2004     2005      2004    June 30, 2005
                                ----        ----     ----      ----   ---------------


REVENUES                      $    -      $    -   $    -     $   -     $       -

EXPENSES
   Bank service charges            -           -        -         -           148
   Filing fees                     -           -        -         -         5,811
   Internet expenses               -           -        -         -           982
   Licenses and permits            -           -        -         -           173
   Office supplies                 -           -        -         -            99
   Postage and delivery            -           -        -         -           146
   Professional fees           6,215           -   12,404         -        76,391
   Travel expenses                 -           -        -         -         6,966
                            --------    -------- --------  --------    ----------

      Total expenses           6,215           -   12,404         -        90,716
                            --------    -------- --------  --------    ----------

NET LOSS                      (6,215)          -  (12,404)        -       (90,716)

Accumulated deficit
 Balance, beginning
 of period                   (84,501)    (63,000) (78,312)  (63,000)            -
                            --------    -------- --------  --------    ----------

   Balance, end of period   $(90,716)   $(63,000)$(90,716) $(63,000)   $  (90,716)
                            =========   ========= ======== =========   ==========

NET LOSS PER SHARE          $   (NIL)   $   (NIL)$   (NIL) $   (NIL)   $    (0.05)
                            =========   ========= ======== =========   ==========


WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING    5,260,000   1,260,000 5,260,000 1,260,000 1,864,090
                            =========   ========= ======== =========  ===========


          The accompanying notes are an integral part of the financial statements.
                                       F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                For the period
                                                                from inception
                                   For the six   For the six   (April 10, 2000)
                                   months ended  months ended         to
                                   June 30, 2005 June 30, 2004   June 30, 2005
                                   ------------- -------------  ----------------
005

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                        $  (12,404)    $       -       $ (90,716)
     Adjustments to reconcile
     net loss to net cash flows
     from operating activities
      Accounts payable increase         5,208             -           6,215
      Common stock issued
       For compensation                     -             -           5,000
                                  ------------   ------------   ------------

     Net cash flows from
      operating activities             (7,196)            -         (79,501)

CASH FLOWS FROM INVESTING
   ACTIVITIES                               -             -               -

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from the issuance of
         common stock                                                63,000
      Expenses paid by shareholders     7,196             -          16,501
                                  ------------   ------------   ------------

      Net cash flows from financing
         Activities                     7,196             -          79,501

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                     -             -               -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      -             -               -
                                   ------------   ------------   ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $        -     $       -      $        -
                                   ============   ============   ============


          The accompanying notes are an integral part of the financial statements.
                                       F-3

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (Unaudited)


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

2.   Pending Acquisition
     In March 2005, the Company reached an informal agreement with the principal shareholders of Cookie Club of America, Inc. ("CCA") to acquire all of CCA's outstanding shares. In August 2005 the Company decided that it would not proceed with the acquisition of CCA.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

     The Company has never generated any revenues. The Company has not been active for the past two-and-half years. The Company does not have any available credit, bank financing or other external sources of liquidity.

      In September 2004 the Company issued 4,000,000 shares of its common stock (as adjusted for the 1-for-20 forward stock split discussed below) to Mr. Moniak as consideration for Mr. Moniak serving as the Company's President.

      On March 11, 2005 the Company held a special meeting of its shareholders. At this meeting the shareholders of the Company approved a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split.

      In May 2005 the Company agreed to acquire all of the outstanding shares of Cookie Club of America, Inc. ("CCA") in exchange for shares of the Company's common stock. In August 2005 the Company decided that it would not proceed with the acquisition of CCA.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mark W. Moniak, the Company's Chief Executive and Financial Officer, as of June 30, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the six months ended June 30, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2005.

                                          SAN JUAN FINANCIAL, INC.



                                          By:  /s/ Mark W. Moniak
                                               --------------------------------
                                               Mark W. Moniak, Chief Executive,
                                               Financial and Accounting Officer

                                   Exhibit 31

                                 CERTIFICATIONS

I, Mark W. Moniak, the Chief Executive Officer of San Juan Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of San Juan Financial, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.



August 18, 2005                          /s/ Mark W. Moniak
                                         ------------------------------
                                         Mark W. Moniak, Chief Executive Officer

                                 CERTIFICATIONS


I, Mark W. Moniak, the Principal Financial Officer of San Juan Financial, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of San Juan Financial, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.



August 18, 2005                      /s/ Mark W. Moniak
                                     ---------------------------------
                                     Mark W. Moniak, Principal Financial Officer

                                   Exhibit 32

      In connection with the Quarterly Report of San Juan Financial, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), Mark W. Moniak, the Chief Executive and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


                                          SAN JUAN FINANCIAL, INC.



August 18, 2005                              /s/ Mark W. Moniak
                                             --------------------------------
                                             Mark W. Moniak, Chief Executive and
                                             Principal Financial Officer