Form 10QSB
period 2005-09-30
SAN JUAN FINANCIAL INC
filed 2005-11-14
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            SAN JUAN FINANCIAL, INC.

           Colorado                                    94-3363969
---------------------------               ------------------------------------
State or other jurisdiction               (I.R.S.) Employer Identification No.
     of incorporation
                            1240 India Street, #1907
                               San Diego, CA 92101
                 ----------------------------------------------
                     Address of principal executive offices

                            ------------------------
               Registrant's telephone number, including area code

                                       N/A
                    ----------------------------------------
                  Former address of principal executive offices

Indicate by check mark whether the Registrant (1) has files all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes             X                               No    ________
                  ------------------

Indicate by check mark whether the registratnt is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes             X                               No    ________
                  ------------------


   As of November 11, 2005 the Company had 5,260,000 outstanding shares of common stock.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                               September 30, 2005

                                TABLE OF CONTENTS


                                                                        Page


Balance Sheet                                                            F-1

Statements of Operations and Accumulated Deficit                         F-2

Statements of Cash Flows                                                 F-3

Notes to Financial Statements                                            F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2005
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $          -
                                                                 ------------

      Total current assets                                                  -
                                                                 ------------

   TOTAL ASSETS                                                   $         -
                                                                  ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                                   $ 6,215

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 5,260,000 shares issued and outstanding
      at September 30, 2005                                            68,000
   Additional paid-in capital                                          16,501
   Deficit accumulated during the development stage                   (90,716)
                                                                    ---------

      Total shareholders' equity                                       (6,215)
                                                                    ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $       -
                                                                    =========

     The accompanying notes are an integral part of the financial statements.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                      For the period
                                For the three         For the nine      from inception
                                months ended          months ended     (April 10, 2000)
                                September 30,           June 30,              to
                               2005       2004       2005      2004     September 30, 2005
                               ----       ----       ----      ----     ------------------

REVENUES                    $     --    $    --    $    --     $    --        $     --

EXPENSES
   Bank service charges           --         --         --          --          148
   Filing fees                    --         --         --          --        5,811
   Internet expenses              --         --         --          --          982
   Licenses and permits           --         --         --          --          173
   Office supplies                --         --         --          --           99
   Postage and delivery           --         --         --          --          146
   Professional fees              --         --     12,404          --       76,391
   Travel expenses                --         --         --          --        6,966
                          ----------  ---------    -------     -------     --------

      Total expenses              --         --     12,404          --       90,716
                          ----------  ---------    -------     -------     --------

NET LOSS                          --         --    (12,404)         --      (90,716)

Accumulated deficit
  Balance, beginning
   of period                 (90,716)   (63,000)   (78,312)    (63,000)          --
                          ----------  ---------    -------     -------     --------
  Balance, end
   of period                $(90,716)  $(63,000)  $(90,716)   $(63,000)   $ (90,716)
                          =========== ==========  ========    ========    ==========

NET LOSS PER SHARE          $   (NIL)  $   (NIL)  $  (NIL)    $   (NIL)   $   (0.04)
                            ========   ========   ========    ========    =========

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING               5,260,000  1,260,000   5,260,000  1,260,000    2,020,380
                          =========== ==========  =========  =========    ==========

     The accompanying notes are an integral part of the financial statements.
                                       F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the period
                                                                 from inception
                                    For the nine   For the nine (April 10, 2000)
                                    months ended   months ended         to
                                   Sept. 30, 2005 Sept. 30, 2004 Sept. 30, 2005
                                   -------------- -------------- --------------

CASH FLOWS FROM
OPERATING ACTIVITIES
   Net loss                       $   (12,404)      $       --     $  (90,716)
      Adjustments to reconcile net
         loss to net cash flows from
         operating activities
      Accounts payable increase         5,208               --          6,215
      Common stock issued
         for compensation                  --               --          5,000
                              ----------------     ------------    ------------
   Net cash flows from
    operating activities               (7,196)              --         (79,501)

CASH FLOWS FROM INVESTING
   ACTIVITIES                              --               --             --

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Proceeds from the issuance of
        common stock                   63,000
      Expenses paid by shareholders     7,196               --         16,501
                              ----------------     ------------    ------------

      Net cash flows from financing
        activities                      7,196               --         79,501

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    --               --             --

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                     --               --             --
                              ----------------     ------------    ------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD              $            --      $        --     $       --
                              ================     ============    ============

     The accompanying notes are an integral part of the financial statements.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005
                                   (Unaudited)


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

      As of November 11, 2005 the Company was not conducting any operations.

ITEM 3. CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Mark W. Moniak, the Company's Chief Executive and Financial Officer, as of September 30, 2005 such officer has concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors during the nine months ended September 30, 2005 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended September 30, 2005.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 11, 2005.

                                      SAN JUAN FINANCIAL, INC.



                                      By: /s/ Mark W. Moniak
                                          ------------------------------
                                          Mark W. Moniak, Chief Executive
                                          Officer and Principal Financial and
                                          Accounting Officer