Form 10KSB
period 2005-12-31
SAN JUAN FINANCIAL INC
filed 2006-04-14
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
 (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31357
                            SAN JUAN FINANCIAL, INC.
                   -------------------------------------------
                 (Name of Small Business Issuer in its charter)

                  Colorado                                   94-3363969
         ------------------------------                ----------------------
           (State of incorporation)                        (IRS Employer
                                                         Identification No.)
            21 Waterway, Suite 300
               The Woodlands, TX                               77380
         -------------------------------                  ---------------
     (Address of Principal Executive Office)                  Zip Code

Registrant's telephone number, including Area Code: (281) 362-2730 Securities registered pursuant to Section 12(b) of the Act: None
 Securities  registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                X
                                   ------      -----
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):              Yes [X]     No [ ]

The Company's revenues for the most recent fiscal year were $-0-.

As of April 12, 2006 the Company's common stock was not publicly traded. The aggregate market value of the voting stock held by non-affiliates of the Company as of April 10, 2006 was $-0-.

As of April 12, 2006 the Company had 49,260,000 issued and outstanding shares of common stock.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

      The Company was incorporated in Colorado on June 6, 1989. Following its formation the Company was inactive until April 2000, when the Company decided to become involved in the mortgage business. The Company planned to generate mortgage loans, sell the loans to financial institutions and service the loans on behalf of the financial institutions. During the nine months ended September 30, 2001 the Company discontinued its efforts to become involved in the mortgage business and until April 4, 2006 was engaged primarily in the evaluation of acquisition targets and the filing of periodic reports with the SEC.

      On March 11, 2005 the shareholders of the Company approved a 1-for-20 forward split of the Company's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split.

      In March 2005 the Company reached an agreement with the principal shareholders of Cookie Club of America, Inc. ("CCA") to acquire all of CCA's outstanding shares in exchange for shares of the Company's common stock. In August 2005 the Company decided that it would not proceed with the acquisition of Cookie Club.

      On April 4, 2006, pursuant to an Agreement For Sale of Common Stock ("the Agreement") by and between San Juan Financial Inc, Rex Doyle, John Ippolito, David Reynolds, Dana Walters, and Joseph Lindquist (collectively, "the Shareholders"), the Company sold:

o 20,000,000 shares of its common stock to Rex Doyle for $200; o 20,000,000 shares of its common stock to John Ippolito for $200; o 2,000,000 shares of its common stock to David Reynolds for $20; o 1,000,000 shares of its common stock to Dana Walters for $10; and o 1,000,000 shares of its common stock to Joseph Lindquist for $10.

      The issuance of these shares will result in a change of control of the Company. The Agreement specifies that the parties to the Agreement will arrange to provide funding to the Company of $300,000 in cash at closing. The Company plans to change its name to Epic Capital Group and become actively involved in the oil and gas business. As of April 12, 2006 the Company had not acquired any oil or gas properties.

      The Company does not have a website.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

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

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK- HOLDER MATTERS.
--------------------------------------------------------------------------

      There is no public market for the Company's common stock.

      As of April 12, 2006 there were 37 record owners of the Company's common stock. With the exception of the shares listed below, all of the Company's shareholders may sell their shares pursuant to Rule 144 of the Securities and Exchange Commission. The persons listed below may begin selling their shares in accordance with Rule 144 on the dates indicated.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
-----------------------------------------------------------------

      The Company has never generated any revenues. The Company does not have any available credit, bank financing or other external sources of liquidity. As of April 10, 2006 the Company had not acquired any oil or gas properties.

        The Company was not active between September 2001 and April 2006, except for the evaluation of potential acquisition candidates and the filing of periodic reports with the SEC. In April 2006 the Company changed management. The Company plans to change its name to Epic Capital Group and become actively involved in the oil and gas business.

      Pursuant to an Agreement for Sale of Common Stock dated April 4, 2006, the Company is to receive funding in the amount of $300,000 as a condition of the sale.

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
---------------------------------------------------------

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

ITEM 8A.    CONTROLS AND PROCEDURES
-----------------------------------

      Rex Doyle, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 8B.    OTHER INFORMATION
-----------------------------

      Not applicable


ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------------------

      The following presents certain information concerning the present management of the Company:

         Name                 Age          Position with Company
         ----                 ---          ---------------------

         Rex Doyle             47          Chief  Executive  Officer  and  a
                                              Director
         John Ippolito         47          President and a Director
         David Reynolds        54          Executive Vice President, Secretary
                                           and a Director

      Rex Doyle has been an officer and director of the Company since April 4, 2006. Mr. Doyle was a Vice President of Michael Baker Corporation between August 2000 and September 2002. Between September 2002 and April 2004 Mr. Doyle was Vice President of Business Development for Baker Energy MO/Services, Inc., a subsidiary of Michael Baker Corporation. Between April 2005 and April 2006 Mr. Doyle was Senior Vice President of operations for Baker Energy MO/Services.

      John Ippolito has been an officer and director of the Company since April 4, 2006. Mr. Ippolito was Business Development Manager - North and South America Integrated Project Management Division for Schlumberger Ltd. between 2000 and August 2003. Between August 2003 and April 2006 Mr. Ippolito was Senior Business Development Director, Continental U.S., and Business Manager - Large Asset Management Contracts, for Michael Baker Corporation.

      David Reynolds has been an officer and director of the Company since April 4, 2006. Mr. Reynolds was a principal of Orion Oil & Gas L.L.C.
between 2003 and December 2005. Since January 2006 Mr. Reynolds has been working on oil and gas projects. From 2001 to 2003 Mr. Reynolds was with the Business Development Group of Union Oil of California.

      Mr. Doyle, Mr. Ippolito and Mr. Reynolds do not serve as an officer or director of any other publicly traded corporation.

      As of April 10, 2006 the Company did not have any employment agreements with any of its officers.

      The Company does not have a compensation committee. Mark W. Moniak, the Company's former President, served as the Company's Audit Committee. Mr. Moniak was not a financial expert and was not independent as that term is defined
Section 121(A) of the Listing Standards of the American Stock Exchange. The Company does not believe it needed a financial expert prior to April 2006 since the Company was inactive.

      The Company has not adopted a Code of Ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe it needs a Code of Ethics because the Company is inactive.

Change in Management
--------------------

      On April 4, 2006, Mark W. Moniak, the Company's only officer and director, appointed Rex Doyle, John Ippolito and David Reynolds as directors of the Company. Following these appointments Mr. Moniak, resigned as an officer and director of the Company.

      The Company's directors then appointed the following persons to be officers of the Company:

            Name                   Position
            ----                   --------

            Rex Doyle              Chief Executive and Principal Financial
                                   Officer
            John Ippolito          President
            David Reynolds         Executive Vice President and Secretary


ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      The following table sets forth in summary form the compensation received by the Company's executive officers during the three fiscal years ended December 31, 2005.

                                                   All
                                                  Other
                                                  Annual    Restric-
                                                  Compen-   ted Stock  Options
Name and Princi-      Fiscal   Salary     Bonus   sation     Awards    Granted
 pal Position          Year      (1)       (2)      (3)       (4)        (5)
-------------------    -----   --------  ------   ------    ---------   ------

Mark W. Moniak,         2005        --       --       --           --       --
President between       2004        --       --       --        5,000       --
September 16, 2004
And April 4, 2006

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

      The table below shows the number of shares of the Company's common stock owned by the persons listed above, and the value of such shares as of December 31, 2005. As of December 31, 2005 the Company's common stock was not publicly traded.

      Name                          Shares                  Value
      ----                          ------                  ------

      Mark W. Moniak              4,000,000                   -0-

     (5) The shares of common stock to be received upon the exercise of all stock options granted during the fiscal years shown in the table.

     The Company does not have any employment agreements. In September 2004 the Company issued 4,000,000 shares of its common stock (as adjusted for the 1-for-20 forward stock split) to Mr. Moniak as consideration for Mr. Moniak serving as the Company's President. Mr. Moniak resigned as the Company's President on April 4, 2006.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although the Company may adopt one or more of such plans in the future.

Compensation of Directors
-------------------------

      Standard Arrangements. At present the Company does not pay its director, although the Company may adopt a director compensation policy in the future. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. During the year ended December 31, 2005, and except as disclosed elsewhere in this report, no director of the Company received any form of compensation from the Company.

Stock Options
-------------

      The following tables presents information concerning the options granted during the year ended December 31, 2005, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

             Options Granted During Year Ended December 31, 2005
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

                                      None

                 Option Exercises and Year-End Option Values
                                                              Value (in $) of
                                                               Unexercised
                                                 Number of     In-the-Money
                                                Unexercised   Options at Fiscal
                         Shares                 Options (3)     Year-End (4)
                     Acquired On    Value       Exercisable/    Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable   Unexercisable
----                 ------------ ------------ -------------  -----------------

                                      None

(1) The number of shares received upon exercise of options during the year ended December 31, 2005.

(2) With respect to options exercised during the Company's year ended December 31, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of December 31, 2005, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of December 31, 2005, the market value of the stock underlying those options as of December 31, 2005.

    As of April 10, 2006 the Company did not have any outstanding stock options.

Stock Option and Bonus Plans
----------------------------

      The Company does not have any Stock Option or Stock Bonus plans.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------------------------------------------------------------------------

     The following table sets forth the number of and percentage of outstanding shares of common stock owned by the Company's officers, directors and those shareholders owning more than 5% of the Company's common stock as of April 10, 2006.

                                      Shares of
Name and Address                    Common Stock (1)        Percent of Class
----------------                    -----------------       -----------------

Rex Doyle                            20,000,000                  40.6%
30 Fernglen
The Woodlands, TX 77380

John Ippolito                        20,000,000                  40.6%
9007 Deerwick Ct.
Tomball, TX 77375

David Reynolds                        2,000,000                  4.06%
4311 Candlewood Park
Katy, TX 77494

Mark W. Moniak                        4,000,000                  8.12%
1240 India Street, #1907
San Diego, CA 92101

All Executive Officers
and Directors as a group (3 persons) 42,000,000                 85.26%

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
----------------------------------------------------------

      In September 2004 the Company issued 4,000,000 shares of its common stock (as adjusted for the 1-for-20 forward stock split) to Mark Moniak as consideration for Mr. Moniak serving as the Company's President. Mr. Moniak resigned as the Company's President on April 4, 2006.

      On April 4, 2006 the Company sold:

     o    20,000,000 shares of its common stock to Rex Doyle for $200;
     o    20,000,000 shares of its common stock to John Ippolito for $200;
     o    2,000,000 shares of its common stock to David Reynolds for $20;
     o    1,000,000 shares of its common stock to Dana Walters for $10; and
     o    1,000,000 shares of its common stock to Joseph Lindquist for $10.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------

Exhibit
Number      Exhibit Name                                            Page Number
-------     ------------                                            -----------

Exhibit 3   Articles of Incorporation and Bylaws                         (1)
                                                                     ---------

Exhibit 4   Instruments Defining the Rights of Security Holders          (1)
                                                                     ---------

Exhibit 10  Agreement for Sale of Common Stock                          (2)
                                                                     ---------

Exhibit 31  Rule 13a-14(a)/15d-14(a) certifications
                                                                     ---------

Exhibit 32  Section 1350 certifications
                                                                     ---------

(1) Incorporated by reference to the same exhibit filed as part of the Company's Registration Statement on Form SB-2 (Commission File # 333-57030).
(2) Incorporated by reference to the same exhibit filed as part of the Company's 8-K Report dated April 11, 2006.

8-K Reports
-----------

      During the quarter ending December 31, 2005 the Company did not file any reports on Form 8-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

    On May 14, 2004 the Company hired Comiskey & Company, PC as its independent auditors.

      The following table shows the aggregate fees billed to the Company by Comiskey & Company, PC for the two years ended December 31, 2005.

                                     2004        2005
                                     ----        ----


Audit Fees                         $ 4,668     $ 4,265
Audit Related Fees                      --          --
Tax Fees                           $   500     $   500
All Other Fees                          --          --

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

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                December 31, 2005

                         INDEX TO FINANCIAL STATEMENTS



                                                                         Page

Report of Independent Registered Public Accounting Firm                   F-1

Balance Sheets - December 31, 2005                                        F-2

Statements of Operations - For the Years Ended
 December 31, 2005 and 2004, and for the Period
 from Inception (April 10, 2000) to December 31, 2005                     F-3

Statements of Cash Flows - For the Years Ended
 December 31, 2005 and 2004, and for the Period
 from Inception (April 10, 2000) to December 31, 2005                     F-4

Statement of Changes in Stockholders' Equity (Deficit) -
 For the Period from Inception (April 10, 2000) to
 December 31, 2005                                                   F-5 to F-6

Notes to Financial Statements                                       F-7 to F-10

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of San Juan Financial, Inc. as of December 31, 2005, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the years ended December 31, 2005 and 2004, and for the period from inception (April 10, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of San Juan Financial, Inc. as of December 31, 2005, and the results of its operations, its cash flows, and its changes in stockholders' equity for the years ended December 31, 2005 and 2004, and for the period from inception (April 10, 2000) to December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

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


Denver, Colorado
April 3, 2006                            /s/ Comiskey & Company

                                         PROFESSIONAL CORPORATION

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2005



ASSETS

CURRENT ASSETS                                                 $      --
                                                               ---------

      Total current assets                                            --
                                                               ---------

   TOTAL ASSETS                                                $      --
                                                               =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                            $   3,621
                                                               ---------

      Total current liabilities                                    3,621

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 10,000,000 shares
    authorized; no shares issued and outstanding                      --
   Common stock, no par value; 750,000,000 shares
    authorized; 5,260,000 shares issued and
    outstanding at December 31, 2004                              68,000
   Additional paid-in capital                                     26,691
   Deficit accumulated during the development stage              (98,312)
                                                               ---------

      Total shareholders' deficit                                 (3,621)
                                                               ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      --
                                                               =========

   The accompanying notes are an integral part of the financial statements.
                                       F-2

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    For the period
                                                                    from inception
                                      For the year   For the year   (April 10, 2000)
                                          ended         ended              to
                                       December 31,  December 31,     December 31,
                                           2005         2004              2005
                                      ------------   ------------   ---------------

REVENUES                              $        --    $        --     $         --

EXPENSES

  General and administrative expenses      20,000         15,312           98,312
                                      ------------   ------------   ---------------

      Total expenses                       20,000         15,312           98,312
                                      ------------   ------------   ---------------

NET LOSS                                  (20,000)       (15,312)          (98,312)

Accumulated deficit
   Balance, beginning of period           (78,312)       (63,000)               --
                                      ------------   ------------   ---------------

   Balance, end of period             $   (98,312)   $   (78,312)     $    (98,312)
                                      ============   ============   ===============

NET LOSS PER SHARE                    $      (NIL)   $     (0.01)
                                      ============   ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                5,260,000      2,429,399
                                      ============   ============



   The accompanying notes are an integral part of the financial statements.
                                       F-3

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    For the period
                                                                    from inception
                                      For the year   For the year   (April 10, 2000)
                                          ended         ended              to
                                       December 31,  December 31,     December 31,
                                           2005         2004              2005
                                      ------------   ------------   ---------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                           $   (20,000)   $   (15,312)     $   (98,312)
    Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Accounts payable                      2,614          1,007            3,621
      Shares issued for compensation           --          5,000            5,000
                                      ------------   ------------   ---------------

      Net cash flows from operating
       activities                         (17,386)        (9,305)         (89,691)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                    --             --               --

CASH FLOWS FROM FINANCING
 ACTIVITIES
    Proceeds from the issuance of
     common stock                              --             --           63,000
    Expenses paid by shareholders          17,386          9,305           26,691
                                      ------------   ------------   ---------------
    Net cash flows from financing
     activities                            17,386          9,305           89,691

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                        --             --               --

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                         --             --               --
                                      ------------   ------------   ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                      $        --    $        --     $         --
                                      ============   ============   ===============



   The accompanying notes are an integral part of the financial statements.
                                       F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
     For the Period from Inception (April 10, 2000) to December 31, 2005



                                                                                Deficit
                                                                              Accumulated
                                                                Additional     During the   Stockholders'
                                        Common Stock             Paid-in       Development     Equity
                                  Shares             Amount      Capital          Stage       (Deficit)
                                 ------------------------------------------------------------------------------

Issuance of common stock for
cash at $0.05 per share          1,260,000      $  63,000      $       -       $        -     $  63,000

Issuance of common stock no
  consideration received       100,000,000              -              -                -             -

Net loss for the period from
  inception (April 10, 2000)
  to December 31, 2000                   -              -              -          (56,711)      (56,711)
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2000     101,260,000         63,000              -          (56,711)         6,289

Cancellation of stock for
  consideration not received  (100,000,000)             -              -                -              -

Net loss for the year ended
  December 31, 2001                      -              -              -           (5,825)        (5,825)
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2001       1,260,000         63,000              -          (62,536)           464

Net loss for the year ended
  December 31, 2002                      -              -              -             (464)          (464)
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2002       1,260,000         63,000              -          (63,000)             -



   The accompanying notes are an integral part of the financial statements.
                                       F-5

                            San Juan Financial, Inc.
                          (A Development Stage Company)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    CONTINUED
     For the Period From Inception (April 10, 2000) to December 31, 2005





                                                                                Deficit
                                                                              Accumulated
                                                                Additional     During the   Stockholders'
                                        Common Stock             Paid-in       Development     Equity
                                  Shares             Amount      Capital          Stage       (Deficit)
                                 ------------------------------------------------------------------------------

Net loss for year ended
  December 31, 2003                      -      $       -      $       -      $        -      $       -
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2003       1,260,000         63,000              -          (63,000)            -

Issuance of common stock for
  compensation                   4,000,000          5,000              -                -         5,000

Expenses paid by shareholders            -              -          9,305                -         9,305

Net loss for the year ended
  December 31, 2004                      -              -              -          (15,312)      (15,312)
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2004       5,260,000         68,000          9,305          (78,312)       (1,007)

Expenses paid by shareholders            -              -         17,386                -        17,386

Net loss for the year ended
  December 31, 2005                      -              -              -          (20,000)      (20,000)
                              ------------    -----------    -----------      -------------  -----------

Balance, December 31, 2005       5,260,000      $  68,000      $  26,691        $ (98,312)    $  (3,621)
                                 =========      =========      =========        =========     =========



   The accompanying notes are an integral part of the financial statements.
                                       F-6

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


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

2.   Going Concern

     The Company has no revenue to date and has incurred operating losses of $98,312 since inception. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and, therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005



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

     Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


3.   Summary of Significant Accounting Policies (cont'd)

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

     Stock-Based Compensation

     In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period.

     Accounting Changes and Error Corrections

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The adoption of this new Statement is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005

4.   Stockholders' Equity

     Following its original incorporation in June 1989, the Company had issued 100,000,000 shares of its no par value common stock to an officer as payment for services related to the organization and start-up of the Company. The value of the transaction could not be objectively measured as a related party rendered the services. The transaction has been recorded at no value since the Board of Directors determined that the rendered services for which these shares had been issued were incomplete. On November 2, 2001, the Board of Directors authorized the cancellation of the original 100,000,000 shares of common stock, as a result of the incomplete performance.

     On April 7, 2000, the Board of Directors authorized an 8-to-1 reverse split of the Company's no par value common stock, effective on that date. All share and per share amounts reflect this reverse split.

     In May 2000, the Company conducted a private placement offering whereby it sold 1,260,000 shares of its no par value common stock for $0.05 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The Company received net proceeds of $63,000.

     On September 15, 2004, Mark W. Moniak was appointed as Director, President, and Chief Executive Officer of the Company. The Company does not have an employment agreement with Mr. Moniak. However, the Company has agreed to issue 4,000,000 shares of its common stock, valued at $5,000, to Mr. Moniak in return for Mr. Moniak serving as the Company's President until September 15, 2005.

     During the year ended December 31, 2004, the Company incurred $9,305 of expenses which were paid by stockholders and recorded as additional paid-in capital.

     On March 11, 2005, the Company held a special meeting of its shareholders. At this meeting, the shareholders of the Company held a 1-for-20 forward stock split of the Company's common stock. Unless otherwise indicated, all share and per share data has been retroactively restated to reflect this forward stock split.

     During the year ended December 31, 2005, the Company incurred $17,386 of expenses which were paid by stockholders and recorded as additional paid-in capital.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


5.   Income Taxes

     A deferred tax asset of $36,375 at December 31, 2005 relates to net operating losses and deductible temporary differences. Management does not consider it more likely than not that the entire deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increased by $7,400 and $5,665 for the years ended December 31, 2005 and 2004, respectively. The net operating losses will expire in years 2020 through 2025.

                                                      December 31,
                                                         2005

   Net operating loss carryforwards                    $ 36,375
   Valuation allowance                                  (36,375)
                                                     ----------

                                                    $        --
                                                    ===========

  The difference between income taxes computed at the statutory federal rate of 34% and the provision for income taxes relates to the following:

                                                        Percent of
                                                          Pretax
                                                          Amount
                                                        ----------
     Provision at federal statutory rate                    34%
     Effect of state income tax                              3%
     Increase in valuation allowance                       (37%)
                                                           ----
                                                             0%
                                                           ====
6.   Merger Agreement

   In March 2005, the Company reached an informal agreement with the principal shareholders of Cookie Club of America, Inc. ("CCA") to acquire all of CCA's outstanding shares in exchange for 5,890,000 shares of the Company's common stock. The agreement was never finalized and plans of merger were terminated in August 2005.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2005


7.   Subsequent Events

   On April 4, 2006, the Company signed an agreement for the sale of 44,000,000 shares of common stock to five individuals for an aggregate price of $440. Upon closing of the agreement Mark Moniak, current sole officer and President of the Company, will appoint Rex Doyle, John Ippolito and David Reynolds as directors of the Company. Following such appointment, Mr. Moniak will resign. The agreement specifies that as soon as practicable, the parties to the agreement will cooperate with each other such that $300,000 will be wire transferred into a bank account controlled by the Company. This agreement will not be considered closed until the $300,000 wire transfer has been received.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of April 2006.

                                  SAN JUAN FINANCIAL, INC.


                                  By /s/ Rex Doyle
                                     -----------------------------------------
                                     Rex  Doyle,  Chief  Executive  Officer
                                     and Principal  Financial and  Accounting
                                     Officer


         In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.

Signature                            Title                    Date


/s/ Rex Doyle                       Director              April 11, 2006
-------------------------
Rex Doyle


/s/ John Ippolito                   Director              April 13, 2006
-------------------------
John Ippolito


/s/ David Reynolds                  Director              April 11, 2006
-------------------------
David Reynolds

                            SAN JUAN FINANCIAL, INC.

                                   FORM 10-KSB

                                    EXHIBITS