Form 10QSB
period 2006-03-31
SAN JUAN FINANCIAL INC
filed 2006-05-15
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

(  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            SAN JUAN FINANCIAL, INC.
                        -------------------------------

        Colorado                                       94-3363969
 ---------------------------                --------------------------------
 State or other jurisdiction              (I.R.S.) Employer Identification No.
   of incorporation

                             21 Waterway, Suite 300
                             The Woodlands, TX 77380
                       ----------------------------------
                     Address of principal executive offices

                                 (281) 362-2730
                           --------------------------
               Registrant's telephone number, including area code

                            1240 India Street, #1907
                               San Diego, CA 92101
                      -------------------------------------
          Former name and former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes       X                   No    ______
                  ------------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes       X                   No    ______
                  ------------


As of May 10, 2006, the Company had 49,260,000 issued and outstanding shares of common stock.

                            San Juan Financial, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                 March 31, 2006

                                TABLE OF CONTENTS



                                                                        Page

Balance Sheet                                                           F-1

Statements of Operations and Accumulated Deficit                        F-2

Statements of Cash Flows                                                F-3

Notes to Financial Statements                                           F-4

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $       -
                                                                    ---------

      Total current assets                                                  -
                                                                    ---------

   TOTAL ASSETS                                                     $       -
                                                                    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $     871
                                                                    ---------

      Total current liabilities                                           871
                                                                    ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 5,260,000 shares issued and outstanding
      at March 31, 2006                                                68,000
   Additional paid-in capital                                          31,712
   Deficit accumulated during the development stage                  (100,583)
                                                                    ---------

      Total shareholders' Deficit                                        (871)
                                                                    ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $       -
                                                                    =========

   The accompanying notes are an integral part of these financial statements.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                 For the period
                                                                 from inception
                                  For the three   For the three (April 10, 2000)
                                  months ended    months ended         to
                                  March 31, 2006  March 31, 2005  March 31, 2006
                                  --------------  -------------- ---------------

REVENUES                            $         -     $        -          $   -

EXPENSES

General and administrative expenses       2,271          6,189        100,583
                                  --------------  -------------- ---------------

      Total expenses                      2,271          6,189        100,583
                                  --------------  -------------- ---------------

NET LOSS                                 (2,271)        (6,189)      (100,583)

Accumulated deficit
   Balance, beginning of period         (98,312)       (78,312)             -
                                   ------------   ------------   ------------

   Balance, end of period          $   (100,583)  $    (84,501)  $   (100,583)
                                   ============   ============   ============

NET LOSS PER SHARE                 $       (NIL)  $       (NIL)
                                   ============   ============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING              5,260,000      5,260,000
                                   ============   ============

   The accompanying notes are an integral part of these financial statements.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the period
                                                                 from inception
                                  For the three   For the three (April 10, 2000)
                                  months ended    months ended         to
                                  March 31, 2006  March 31, 2005  March 31, 2006
                                  --------------  -------------- ---------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                          $   (2,271)    $   (6,189)    $ (100,583)
      Adjustments to reconcile
       net loss to net cash
       flows from operating
       activities
         Accounts payable                (2,750)         1,267            871
         Common stock issued
          for compensation                    -              -          5,000
                                  --------------  -------------- ---------------

       Net cash flows from
        operating activities             (5,021)        (4,922)       (94,712)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                 -              -              -

CASH FLOWS FROM FINANCING
   ACTIVITIES
     Proceeds from the issuance
      of common stock                         -              -         63,000
     Expenses paid by shareholders        5,021          4,922         31,712
                                  --------------  -------------- ---------------

     Net cash flows from
      financing activities                5,021          4,922         94,712

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                       -              -              -

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                        -              -              -
                                  --------------  -------------- ---------------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                   $          -   $          -   $          -
                                  ==============  ============== ===============

   The accompanying notes are an integral part of these financial statements.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006

Note 1 - Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by San Juan Financial, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Development Stage Activities
----------------------------
San Juan Financial, Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" in 2000, upon commencement of activities. The Company's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, the Company changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation which will seek out and acquire an operating company.

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
----------------
For the purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2006

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes
------------
The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

Earnings (loss) per Share
-------------------------
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. However, the Company has a simple capital structure for the period presented and, therefore, there is no variance between the basic and diluted loss per share.

Fair Value of Financial Instruments
-----------------------------------
SFAS 107, "Disclosure About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. The Company has no financial instruments in the accompanying financial statements.

Stock-Based Compensation
------------------------
In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), "Accounting for Stock-Based Compensation" requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- usually the vesting period.

                            San Juan Financial, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                 March 31, 2006


Note 2 - Summary of Significant Accounting Policies (continued)

Accounting Changes and Error Corrections
----------------------------------------
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The adoption of this new Statement is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.


Note 3 - Stockholder's Equity
-----------------------------
During the three month periods ended March 31, 2006 and 2005, stockholders paid on behalf of the Company expenses and accrued liabilities of $5,021 and $4,922, respectively, which has been recorded as additional paid-in capital.

Note 4 - Subsequent Events
--------------------------
On April 4, 2006, the Company signed an agreement for the sale of 44,000,000 shares of common stock to five individuals for an aggregate price of $440. Mark
W. Moniak, the Company's President and only director, appointed Rex Doyle, John Ippolito and David Reynolds as directors of the Company. Following these appointments Mr. Moniak, resigned as an officer and director of the Company. The Company's new directors then appointed the following persons to be officers of the Company:

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

ITEM 3. CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

(b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2006.

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2006.

                                          SAN JUAN FINANCIAL, INC.



                                          By: /s/ Rex Doyle
                                              ------------------------------
                                              Rex Doyle, Chief Executive Officer
                                              and Principal Financial and
                                              Accounting Officer