Form 10QSB
period 2006-06-30
EPIC CAPITAL GROUP, INC.
filed 2006-08-14
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            EPIC CAPITAL GROUP, INC.

         Colorado                                       94-3363969
---------------------------                    ------------------------------
State or other jurisdiction                 (I.R.S.) Employer Identification No.
 of incorporation

                             21 Waterway, Suite 300
                             The Woodlands, TX 77380
                         -----------------------------
                     Address of principal executive offices

                                 (281) 362-2730
                       ---------------------------------
               Registrant's telephone number, including area code

                            1240 India Street, #1907
                               San Diego, CA 92101
                           -------------------------
          Former name and former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes   [x]       No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    X
                  ------------               -------


As of August 10, 2006, the Company had 49,260,000 outstanding shares of common stock.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  June 30, 2006

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2006
                                   (Unaudited)

         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $ 197,452
                                                                    ---------

      Total current assets                                            197,452
                                                                    ---------

   TOTAL ASSETS                                                     $ 197,452
                                                                    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Note payable to shareholder                                $ 300,000
                                                                     --------

      Total current liabilities                                       300,000
                                                                    ---------


STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 100,000,000 shares
      authorized; 49,260,000 shares issued and outstanding
      at June 30, 2006                                                 68,440
   Additional paid-in capital                                          31,712
   Deficit accumulated during the development stage                  (202,700)
                                                                    ---------

      Total stockholders' deficit                                    (102,548)
                                                                    ----------

   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $ 197,452
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
               STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)


                                                                           For the period
                                     For the three        For the six      from inception
                                      months ended        months ended     (April 10, 2000)
                                        June 30,             June 30,            to
                                    2006        2005     2006        2005   June 30, 2006
                                    ----        ----     ----        ----   --------------

REVENUE                           $      -    $     -   $      -    $     -     $       -

OPERATING EXPENSES

   General and administrative
    expenses                       103,086      6,215    105,357      12,404      203,669
                                 ---------    --------  ---------   ---------   ----------
LOSS FROM OPERATIONS              (103,086)    (6,215)  (105,357)    (12,404)    (203,669)

OTHER INCOME (EXPENSE)

   Interest income                     969          -        969           -          969
                                 ---------    --------  ---------   ---------   ----------
NET LOSS                          (102,117)    (6,215)  (104,388)    (12,404)    (202,700)

Accumulated deficit
  Balance, beginning of period    (100,583)    (84,501)  (98,312)    (78,312)           -
                                 ---------    --------  ---------   ---------   ----------

   Balance, end of period       $ (202,700)   $(90,716) $(202,700)  $(90,716)  $ (202,700)
                                 =========    ========  ==========  =========   ==========

NET LOSS PER SHARE              $     (NIL)   $   (NIL) $   (0.01)  $   (NIL)  $    (0.06)
                                 =========    ========  ==========  =========   ==========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING         47,325,934  3,271,050  26,409,171  5,260,000    4,094,507
                                 ==========  =========  ========== ==========   ==========


  The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         For the period
                                                                         from inception
                                       For the six      For the six     (April 10, 2000)
                                       months ended     months ended           to
                                      June 30, 2006    June 30, 2005      June 30, 2006
                                      -------------    -------------     --------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                            $   (104,388)    $    (12,404)     $   (202,700)
   Adjustments to reconcile net loss
    to net cash flows from
    operating activities
   Increase(Decrease) in
    accounts payable                         3,621            5,208
   Common stock issued
    for compensation                             -                -             5,000
                                      -------------    -------------     -------------
     Net cash flows from operating
      activities                          (108,009)          (7,196)         (197,700)

CASH FLOWS FROM INVESTING
   ACTIVITIES                                    -                -                 -

CASH FLOWS FROM FINANCING
   ACTIVITIES
      Loans from shareholders              300,000                -           300,000
      Proceeds from the issuance of
         common stock                          440                -            63,440
      Expenses paid by shareholders          5,021            7,196            31,712
                                      -------------    -------------     -------------
      Net cash flows from financing
       activities                          305,461            7,196           395,152

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                    197,452                -           197,452

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                           -                -                 -
                                      -------------    -------------     -------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                      $    197,452     $          -      $    197,452
                                      =============    =============     =============


   The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

Note 1 - Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by EPIC Capital Group, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at December 31, 2005.

Note 2 - Summary of Significant Accounting Policies

Development Stage Activities

EPIC Capital Group, Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" in 2000, upon commencement of activities. The Company's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, the Company changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation, which will seek out and acquire an operating company.

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

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2006

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

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                                  June 30, 2006

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

            Name               Position
            ----               --------
            Rex Doyle          Chief Executive and Principal Financial Officer
            John Ippolito      President
            David Reynolds     Executive Vice President and Secretary

Note 4 - Change in the Company's Name

On May 15, 2006 the shareholders of the Company approved an amendment to the Company's Articles of Incorporation which changed the name of the Company to Epic Capital Group, Inc.

Prior to the adoption of this amendment the Company's name was San Juan Financial, Inc.

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

      On March 11, 2005 the shareholders of the Company approved a 1-for-20 forward split of the Company's common stock. Unless otherwise indicated, all per share data in this Private Offering Memorandum has been revised to reflect this forward stock split.

     On April 4, 2006, the Company sold 44,000,000 shares of its common stock to five persons, including the Company's new management.

     On May 15, 2006 the shareholders of the Company:

          o approved amendments to the Company's Articles of Incorporation which changed the Company's name to Epic Capital Group, Inc., and
          o changed the Company's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      The Company plans to have three divisions which will operate in the following areas:

o Oil and Gas Exploration and Development - This division will evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas.
o Engineering and Construction Management - This division will provide services to optimize drilling, completion, field level work processes, physical plant construction, processing and transportation. The Company considers the integration of construction, operations, and financing to be critical for older fields with outdated systems and for new projects which lack an experienced team of professionals dedicated to the project. The Company estimates that this division will require the services of 75 professionals.
o Engineering Staffing - This division will provide to the industry, on a contract basis, both short term and long term, experienced and skilled engineers, geologists, and other technicians. The availability of skilled professionals is quickly becoming the limiting resource for the oil and gas industry.Both large and small oil and gas companies do not have the available human talent to analyze, plan, engineer and execute projects. Of concern is the growing number of college graduates who opt for careers outside the oil and gas industry. Enrollment in petroleum related disciplines at major U.S. universities has only recently started to increase but is not near the enrollment of the 1980's. In most oil and gas companies, the average age continues to climb toward 50 years old, with some studies estimating that less than 30% of the workforce is younger than 40 years old. The Company intends to address this talent shortage with its Engineering Staffing division. The Company estimates that this division will require the services of 20 professionals.

      The Company estimates that it will need $2,000,000 to establish its Engineering and Construction Management division and $2,000,000 to establish its Engineering Staffing division.

      During the six months ended June 30, 2006 the Company did not generate any revenue and had a loss of $(104,388).

      During the six months ended June 30, 2006 the Company's operations used $(108,009) in cash. During this period capital was provided primarily through loans from shareholders of the Company.

      As of August 10, 2006 the Company:

     o was negotiating to acquire two engineering and construction management firms and one engineering staffing firm.
     o had signed an agreement with a major energy services corporation to provide the Company, on an as needed basis, with production engineers, facilities engineers and procurement managers.
     o was working with a major investment bank to obtain financing needed to acquire producing oil and gas wells in Texas.
     o was negotiating to acquire producing and shut-in oil and gas wells, together with undeveloped acreage, in Kansas and Oklahoma.

      The Company's future activities will depend upon available funding.

ITEM 3. CONTROLS AND PROCEDURES

      Rex Doyle, the Company's Chief Executive and Principal Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in his opinion the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      A special meeting of the Company's shareholders was held on May 15, 2006.

      At the meeting the following proposals were ratified by the shareholders:

        1. An amendment to the Company's Articles of Incorporation which changed the Company's name to Epic Capital group, Inc.

        2. An amendment to the Company's Articles of Incorporation which changed the Company's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      The following is a tabulation of votes cast with respect to these proposals.

                                     Votes
                        ----------------------------------          Broker
      Proposal            For        Against      Abstain         Non-Votes
      --------            ---        -------      -------         ---------

        1.            48,000,000        -0-     1,260,000
        2.            48,000,000        -0-     1,260,000

Item 6.  Exhibits
         --------

(a)   Exhibits

            Number        Exhibit
            ------        -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2006.

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