Form 10QSB
period 2006-09-30
EPIC CAPITAL GROUP, INC.
filed 2006-11-14
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                            EPIC Capital Group, Inc.
                       ----------------------------------
         Exact name of small business issuer as specified in its charter

        Colorado                                           94-3363969
State or other jurisdiction               (I.R.S.) Employer Identification No.
of incorporation
                             21 Waterway, Suite 300
                             The Woodlands, TX 77380
                           --------------------------
                     Address of principal executive offices

                                 (281) 362-2730
                      ------------------------------------
               Registrant's telephone number, including area code


          Former name and former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   [X]                 No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

            Yes                           No    __ X___
                  ------------                    --


As of September 30, 2006, the Company had 49,260,000 issued and outstanding shares of common stock.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                               September 30, 2006

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)


         ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $  76,112
                                                                    ---------

      Total current assets                                             76,112
                                                                     --------

   TOTAL ASSETS                                                     $  76,112
                                                                    =========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $     523
   Accrued expenses                                                     1,005
   Deposit                                                             20,000
                                                                    ---------

      Total current liabilities                                        21,528


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 10,000,000 shares
      authorized; no shares issued and outstanding                          -
   Common stock, no par value; 750,000,000 shares
      authorized; 49,260,000 shares issued and outstanding
      at September 30, 2006                                            68,440
   Additional paid-in capital                                         331,712
   Deficit accumulated during the development stage                  (345,568)
                                                                    ---------

      Total shareholders' equity                                       54,584
                                                                    ---------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  76,112
                                                                    =========

         The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                      STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)



                                                                                For the period
                                          For the three         For the nine     from inception
                                          months ended          months ended    (April 10, 2000)
                                          September 30,         September 30,           to
                                        2006        2005      2006        2005  September 30, 2006
                                        ----        ----      ----        ----  ------------------


REVENUE                              $      -    $     -   $      -     $      -   $        -

OPERATING EXPENSES

 General and administrative expenses  143,655          -    249,012       12,404      347,324
                                     ---------   --------  --------     ---------  -----------

LOSS FROM OPERATIONS                 (143,655)         -   (249,012)     (12,404)    (347,324)

OTHER INCOME (EXPENSE)

   Interest income                        787          -      1,756            -        1,756
                                     ---------   --------  --------     ---------  -----------

NET LOSS                             (142,868)         -   (247,256)     (12,404)    (345,568)

Accumulated deficit
   Balance, beginning of period      (202,700)   (90,716)   (98,312)     (78,312)           -
                                     ---------   --------  --------     ---------  -----------

   Balance, end of period          $ (345,568) $ (90,716) $(345,568)    $(90,716)  $ (345,568)
                                   =========== ========== ==========   ==========  ===========

NET LOSS PER SHARE                 $    (0.00) $   (0.00) $   (0.01)   $   (0.00)  $   (0.06)
                                   =========== ========== ==========   ==========  ===========

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING           49,260,000  5,260,000  34,109,817   5,260,000   5,852,216
                                   =========== ========== ==========   ==========  ===========



         The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the period
                                                                  from inception
                                     For the nine months ended   (April 10, 2000)
                                          September 30,                 to
                                     2006                2005    September 30, 2006
                                     ----                ----    ------------------

CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net loss                      $  (247,256)       $   (12,404)    $  (345,568)
    Adjustments to reconcile
     net loss to net cash
     flows from operating
     activities
      Increase(Decrease) in
       accounts payable               (3,098)             5,208             523
      Increase(Decrease) in
       accrued expenses                1,005                  -           1,005
      Increase(Decrease) in
       deposit liability              20,000                  -          20,000
      Common stock issued
       for compensation                    -                  -           5,000
                                 ------------       ------------    -------------

    Net cash flows from
     operating activities           (229,349)            (7,196)       (319,040)

CASH FLOWS FROM INVESTING
 ACTIVITIES                                -                  -               -

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Additional paid-in capital        300,000                  -         300,000
   Proceeds from the issuance
    of common stock                      440                  -          63,440
   Expenses paid by shareholders       5,021              7,196          31,712
                                 ------------       ------------    -------------

   Net cash flows from
    financing activities             305,461              7,196         395,152

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 76,112                  -          76,112

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                       -                  -               -
                                 ------------       ------------    -------------

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                   $    76,112        $         -     $    76,112
                                 ============       ============    =============



         The accompanying notes are an integral part of these financial statements.

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2006

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

Note 2 - Summary of Significant Accounting Policies

Development Stage Activities

EPIC Capital Group, Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage
Enterprises" in 2000, upon commencement of activities. The Company's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, the Company changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation, which will seek out and acquire an operating company. After the April 2006 change of control, the Company plans to engage in oil and gas exploration and production, engineering construction management, and engineering staffing.

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

                         EPIC Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2006


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

                            EPIC Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2006

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

            Name               Position
            Rex Doyle          Chief Executive and Principal Financial Officer
            John Ippolito      President
            David Reynolds     Executive Vice President and Secretary


Note 4 - Change in the Company's Name

On May 15, 2006 the shareholders of the Company approved an amendment to the Company's Articles of Incorporation which changed the name of the Company to Epic Capital Group, Inc. Prior to the adoption of this amendment the Company's name was San Juan Financial, Inc.

                           EPIC Capital Group, Inc.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 2006

Note 5 - Liabilities

In April 2006 several non-affiliated shareholders loaned the Company $300,000. The loans were unsecured, did not bear interest and were to be cancelled at such time as the Company's common stock became eligible for listing on the OTC Bulletin Board. In September 2006 the Company's common stock was listed on the OTC Bulletin Board, the loans were cancelled, and the $300,000 liability was reclassified as additional paid-in capital.


In July 2006, the Company received $20,000 from an unrelated third party as a deposit for an oil and gas joint venture. Since the terms of the joint venture are still under negotiation, the Company has recorded the $20,000 as a liability which will be refunded to the third party if the joint venture is not established.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

         The Company plans to have two divisions which will operate in the following areas:

     o Oil and Gas Exploration and Development - This division will evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas.
     o Engineering and Infrastructure Management - This division will consist of three main business units:

          1. Engineering and Construction Management - This division will provide services to optimize drilling, completion, field level work processes, physical plant construction, processing and transportation. The Company considers the integration of construction, operations, and financing to be critical for older fields with outdated systems and for new projects which lack an experienced team of professionals dedicated to the project.
          2. Engineering Staffing - This division will provide to the industry, on a contract basis, both short term and long term, experienced and skilled engineers, geologists, and other technicians. The availability of skilled professionals is quickly becoming the limiting resource for the oil and gas industry. Both large and small oil and gas companies do not have the available human talent to analyze, plan, engineer and execute projects. Of concern is the growing number of college graduates who opt for careers outside the oil and gas industry. Enrollment in petroleum related disciplines at major U.S. universities has only recently started to increase but is not near the enrollment of the 1980's. In most oil and gas companies the average age continues to climb towards 50 years old, with some studies estimating that less than 30% of the work force is younger than 40 years old. The Company intends to address this talent shortage with its Engineering Staffing division.
          3. Energy Infrastructure Management - This division will provide planning, engineering, and consulting services to clients in both the private and public sector.

     The Company estimates that its Engineering and Construction Management division will require the services of approximately 100 professionals. The Company estimates that it will need $4,000,000 to establish this division.

        During the nine months ended September 30, 2006 the Company did not generate any revenue and had a loss of $(247,256).

        During the nine months ended September 30, 2006 the Company's operations used $(229,349) in cash. During this period capital was provided primarily through loans from shareholders of the Company.

         As of October 31, 2006 the Company:

          o was negotiating to acquire two engineering and construction management firms and one engineering staffing firm.
          o had signed an agreement with a major energy services corporation to provide the Company, on an as needed basis, with production engineers, facilities engineers and procurement managers.
          o was working with a major investment bank to obtain financing needed to acquire producing oil and gas wells in Texas.
          o was negotiating to acquire producing and shut-in oil and gas wells, together with undeveloped acreage, in Kansas and Oklahoma.
          o    Has engaged in a re-completion of a well in south Texas.

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

                                     PART II
                                OTHER INFORMATION



Item 6. Exhibits

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2006.

                                       EPIC CAPITAL GROUP, INC.




                                  By: /s/ Rex Doyle
                                      ------------------------------
                                      Rex Doyle, Chief Executive Officer and
                                      Principal Financial and Accounting Officer