Form 10KSB
period 2006-12-31
EPIC CAPITAL GROUP, INC.
filed 2007-04-18
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the Fiscal Year Ended December 31, 2006
                                       OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission File No. 0-31357

                          EPIC ENERGY RESOURCES, INC.
                          ---------------------------
                 (Name of Small Business Issuer in its charter)

                      Colorado                           94-3363969
           ----------------------------------          ----------------------
         (State or other jurisdiction of              (IRS  Identification No.)
           incorporation or organization)

           10655 Six Pines, Suite 210
              The Woodlands, Texas                              77380
       -----------------------------------                    --------
      (Address of Principal Executive Office)                 Zip Code

                                 (281) 419-3742
                           -------------------------
                (Issuer's telephone number, including area code)

Securities  registered  pursuant  to Section  12(b) of the  Exchange  Act:  None
Securities  registered  pursuant to Section  12(g) of the Exchange  Act:
                Common Stock, without par value
                Preferred Stock, without par value

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. |_|.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No |X|


Issuer's revenue for its most recent fiscal year: $106,263. The aggregate market value of the 7,437,100 shares of voting and non-voting stock held by non-affiliates of the Company at December 31, 2006, calculated by taking the last sales price of the Company's common stock of $2.78 on December 31, 2006, was $20,675,138.

The number of shares outstanding of the issuer's common equity as of December 31, 2006 was 53,441,601.

Documents incorporated by reference:  None
Transitional Small Business Disclosure Format:    |_| Yes  |X| No

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this prospectus contains statements relating to our future business and/or results, including, without limitation, the statements under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." These statements include certain projections and business trends that are "forward-looking" within the meaning of the United States Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like "may," "will," "shall," "could," "should," "project," "believe," "anticipate," "expect," "plan," "predict," "estimate," "possible," "probable," "intend," "continue" and variations of these words or comparable words. The forward- looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guarantee, or warranty is to be inferred from those forward-looking statements. These risks and uncertainties include, without limitation, those described under "Risk Factors" and those detailed from time to time in our filings with the SEC, and include, among others, the following:

o    The degree and nature of our competition;
o    Our ability to employ and retain qualified employees;
o    The limited trading market for our common stock; and
o The other factors referenced in this report, including, without limitation, under the section entitled "Risk Factors."

      The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guarantee that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

                             Additional Information

      Descriptions in this report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission. (See "Item 13. Exhibits.")

Glossary of Selected Petroleum Terms

      The following abbreviations and definitions are terms commonly used in the oil and natural gas industry and throughout this Form 10-KSB:

"BBL." A standard measure of volume for crude oil and liquid petroleum products; one barrel equals 42 U.S. gallons.

"BCF." Billion Cubic Feet of natural gas at standard temperature and pressure.

"BOE." Barrels of oil equivalent. BOE is calculated by converting 6 MCF of natural gas to 1 BBL of oil.

"BTU" or "British Thermal Unit." The standard unit of measure of energy equal to the amount of heat required to raise the temperature of one pound of water 1degree Fahrenheit. One Bbl of crude is typically 5.8 MMBTU, and one standard Mcf is typically 1 MMBTU.

"CBM" Coal Bed Methane

"CO2." Carbon dioxide, a gas that can be found in naturally occurring reservoirs, typically associated with ancient volcanoes, and also is a major byproduct from manufacturing and power production, also utilized in enhanced oil recovery through injection into an oil reservoir.

"EOR." Enhanced Oil Recovery projects involve injection of heat, miscible or immiscible gas, or chemicals into oil reservoirs, typically following full primary and secondary waterflood recovery efforts, in order to gain incremental recovery of oil from the reservoir.

"Field." An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geologic structural feature and/or stratigraphic feature.

"Farmout." Sale or transfer of all or part of the operating rights from the working interest owner (the assignor or farmout party), to an assignee (the farmin party) who assumes all or some of the burden of development, in return for an interest in the property. The assignor may retain an overriding royalty or any other type of interest. For Federal tax purposes, a farmout may be structured as a sale or lease, depending on the specific rights and carved out interests retained by the assignor.

"Gross acres or gross wells." The total acres or number of wells participated in, regardless of the amount of working interest owned.

"MBOE." One thousand barrels of oil equivalent.

"MCF." One thousand cubic feet of natural gas at standard conditions, being approximately sea level pressure and 60 degrees Fahrenheit temperature. Standard pressure in the state of Louisiana is deemed to be 15.025 psi by regulation, but varies in other states.

"MMBTU." One million British thermal units (BTU's).

"MMCF." One million cubic feet of natural gas at standard temperature and pressure.

"Net acres or net wells." The sum of the fractional working interests owned in gross acres or gross wells.

"NGL." Natural gas liquids, being the combination of ethane, propane, butane and natural gasoline's that can be removed from natural gas through processing, typically through refrigeration plants that utilize low temperatures, or through J-T plants that utilize compression, temperature reduction and expansion to a lower pressure.

"Overriding royalty." A royalty interest that is created out of the operating or working interest. Unlike a royalty interest, an overriding royalty interest terminates with the operating interest from which it was created or carved out of. See "royalty interest".

"PDNP" Proved Developed Non-Producing (oil/gas reserves classification)

"Permeability." The measure of ease with which petroleum can move through a reservoir.

"Porosity" (of sand or sandstone). The relative volume of the pore space (or open area) compared to the total bulk volume of the reservoir.

"Proved developed reserves." Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery should be included as "proved developed reserves" only after testing by pilot project or after the operation of an installed program has confirmed through production responses that increased recovery will be achieved.

"Proved reserves." Estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

"proved undeveloped reserves." Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Proved undeveloped reserves may not include estimates attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Psi," or pounds per square inch, a measure of pressure. Pressure is typically measured as "psig", or the pressure in excess of standard atmospheric pressure.

"Present value" or "PV-10." When used with respect to oil and gas reserves, present value means the estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions. PV-10 means a present value, discounted at 10% per annum.

"Productive well." A well that is producing oil or gas or that is capable of production.

"PUD" proved undeveloped reserves. A location containing proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

"Recompletion" the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

"Royalty" or "royalty interest." The mineral owner's share of oil or gas production (typically 1/8, 1/6 or 1/4), free of costs, but subject to severance taxes unless the lessor is a government. In certain circumstances, the royalty owner bears a proportionate share of the costs of making the natural gas saleable, such as processing, compression and gathering. A royalty interest that is coterminous with an operating or working interest is an "overriding royalty" interest.

"Shut-in well." A well that is not on production, but has not yet been plugged and abandoned. Wells may be shut-in in anticipation of future utility as a producing well, plugging and abandonment or other use.

"Standardized measure." The standardized measure is an estimate of future net reserves from a property, and is calculated in the same exact same fashion as a PV-10 value, except that the projected revenue stream is adjusted to account for the estimated amount of federal income tax that must be paid.

"Volumetric Production Payments" means production payment obligations recorded as deferred revenue in accordance with GAAP, together with all undertakings and obligations in connection therewith.

"Working interest." The interest in the oil and gas in place which is burdened with the cost of development and operation of the property. Also called the operating interest.

"Workover." A remedial operation on a completed well to restore, maintain or improve the well's production.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background

      Epic was incorporated in Colorado on June 6, 1989. Following its formation Epic was inactive until April 2000, when Epic decided to become involved in the mortgage business. Epic planned to generate mortgage loans, sell the loans to financial institutions and service the loans on behalf of the financial institutions. During the nine months ended September 30, 2001 Epic discontinued its efforts to become involved in the mortgage business and until April 4, 2006 was engaged primarily in the evaluation of acquisition targets and the filing of periodic reports with the SEC.

      On March 11, 2005 the shareholders of Epic approved a 1-for-20 forward split of Epic's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split.

      On April 4, 2006, Epic sold 44,000,000 shares of its common stock to five persons, including Rex Doyle and John Ippolito, both officers and directors of Epic. On March 12, 2007 Rex Doyle and John Ippolito each agreed to the cancellation of 11,600,000 of their shares of Epic's common stock.

      On May 15, 2006 Epic's shareholders:

o approved amendments to its Articles of Incorporation which changed the corporate name to Epic Capital Group, Inc., and
o changed Epic's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      Between October 1, 2006 and December 1, 2006 Epic sold 481,600 Units, at a price of $1.00 per Unit, to a group of private investors. Each Unit consisted of one share of Epic's common stock and one warrant. Each warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009.

      On December 1, 2006 Epic's shareholders approved an amendment to its Articles of Incorporation which changed the corporate name to Epic Energy Resources, Inc.

      Epic's website is: www.1epic.com

Overall Strategy

The Company is involved in the oil and gas business. The Company plans to have two divisions which will operate in the following areas:

Oil and Gas Acquisition, Optimization and Development - This division will review and acquire existing low risk oil and gas producing properties.

Engineering and Infrastructure Management - This division will consist of 3 main business units. The Company estimates that this division will require the services of 100 or more professionals.

i. Engineering and Construction Management - This business unit will provide services to optimize drilling, completion, field level work processes, physical plant construction, processing and transportation. The Company considers the integration of construction, operations, and financing to be critical for older fields with outdated systems and for new projects which lack an experienced team of professionals dedicated to the project.

ii. Professional Staffing - This business unit will provide to the industry, on a contract basis, both short term and long term, experienced and skilled engineers (reservoir, production, operations, construction, etc.), geologists, geoscientists, and other technicians. The availability of skilled professionals is quickly becoming the limiting resource for the oil and gas industry. Both large and small oil and gas companies do not have the available human talent to analyze, plan, engineer and execute projects. Of concern is the growing number of college graduates who opt for careers outside the oil and gas industry. Enrollment in petroleum related disciplines at major U.S. universities has only recently started to increase but is not near the enrollment of the 1980's. In most oil and gas companies, the average age continues to climb toward 50 years old, with some studies estimating that less than 30% of the workforce is younger than 40 years old. The Company intends to address this talent shortage with its Engineering Staffing division.

iii. Energy Consulting Services - This business unit will provide planning, engineering, and consulting services to clients in both the private and public markets. The consulting services will focus on engineering, operational, and organizational dynamics that contribute to the optimization and profitability of producing assets, companies and management teams of the Company's clientele; and assets, business units and management teams within the Company itself.

     The Company is in the development stage. The Company's future activities will depend upon available funding.

Recent Events

      Effective December 1, 2006 the Company acquired a natural gas producing asset in Rush County, Kansas. At the time of purchase the asset was producing approximately 780 mcf per day from 56 wells. In January of 2007 production was curtailed in the area by the gas purchaser or midstream company due to problems associated with their gas processing facility. In addition to the Company's production other producers in the area were curtailed affecting approximately 5 mmcf per day of third party production. The Company is currently working with a midstream company pursuing alternative options for the sale of its gas. The Company considers the curtailment a temporary issue and is actively negotiating with other producers in the area to acquire additional production to enhance its position in the area.

     Effective December 28, 2006 the Company entered into a Joint Venture with the Gorden Group to co-develop a shallow gas field located in northern Oklahoma.

The Joint Venture is currently developing a 7 well pilot project on a 50/50 basis. If the pilot is successful the Joint Venture will continue to identify workover candidates in the area on a 60/40 basis with Epic owning 60% and Gordon Group owning 40%.

      On December 1, 2006 the shareholders of the Company approved an amendment to the Company's Articles of Incorporation which changed the Company's name to Epic Energy Resources, Inc .

      Effective January 1, 2007 the Company appointed Mr. Steve Goff to the position of Corporate Vice President and President of the Company's Oil and Gas Division. Mr. Goff has over 28 years of experience in the oil and gas industry. He recently held the position of Production Manager for a startup company in the Gulf of Mexico where he was engaged in building the operating staff and initiating production operations. Mr. Goff began his career with Mobil Oil Corporation in various technical and managerial positions specializing in well completions, production engineering, production operations, developing and operating new fields and optimizing mature fields. Mr. Goff also held the position of Production Manager of Operations with El Paso Production and served as Vice President of International Operations for Baker Energy. Mr. Goff received a BS in Petroleum Engineering from Mississippi State University.

      In January 2007 the Company was contracted by UBS AG to provide technical, environmental, operational, reservoir and commodity marketing consulting services to support its due-diligence for a Volumetric Production Payment (VPP) loan to a large operator in central California. Effective February 14, 2007 the Company entered into a multi-year contract that, in addition to the above mentioned services supporting the required due-diligence, the Company will provide operational and environmental auditing services, on a semi-annual basis, of the same VPP contract. The Company will receive a quarterly retainer fee and serve as designated "Back-up Operator" in the event UBS's client defaults on its VPP covenants. The Company will also provide the same services under similar contact terms and conditions for each VPP contact closed by UBS on a go-forward basis.

      On February 6, 2007 the Company signed a seismic farm-in agreement with a third party covering Epic's leasehold in the northwest portion of it's Reichel Field, located in Rush County, Kansas. The agreement was entered into with an independent oil and gas company currently shooting 3D seismic on leases adjacent to and across a portion of Epic's leasehold. The agreement provides Epic access to the seismic information covering its leasehold and potentially could provide additional low risk development drilling opportunities. It is anticipated that the seismic information will confirm the further extension of commercial quantities of hydrocarbons beyond the current estimated boundaries.

      On February 16, 2007 the Company entered into a Joint Venture with One Nation Energy Solutions (a private oil and gas marketing and trading company) based in Houston Texas. Under the Joint Venture the Company has provided, on a confidential basis, technical, operational, environmental and due-diligence consulting services supporting One Nation in its efforts to acquire Texas based power generation facilities. Both companies are pursuing acquisitions that include both power generation and associated oil and gas producing reserves. A press release detailing the Company's relationship with One Nation is scheduled for release in April 2007.

        On March 7, 2007, the Company withdrew its registration statement (Form S-8) dated January 29, 2007 that provided Common Stock issuable pursuant to an Incentive Stock Option Plan, Common Stock issuable pursuant to Non-Qualified Stock Option Plan, and Common Stock issuable pursuant to Stock Bonus Plan. The reason for the withdrawal was to avoid potential negative impact on investors.

      On March 12, 2007 Rex Doyle (Chief Executive Officer) and John Ippolito (President) surrendered to the Company a total of 23,200,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

Change in Accountants

      Effective February 21, 2007 the Company replaced (i.e. dismissed) Comiskey & Company with Malone & Bailey, PC as the Company's independent certified public accountants. Comiskey & Company audited the Company's financial statements for the fiscal years ended December 31, 2004 and 2005. During the Company's two most recent fiscal years and subsequent interim period ended February 21, 2007, there were no disagreements with Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Comiskey & Company would have caused it to make reference to such disagreements in its report.

      During the two most recent fiscal years and subsequent interim period ended February 21, 2007, the Company did not consult with Malone & Bailey regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

         The Company has authorized Comiskey & Company to discuss any matter relating to the Company and its operations with Malone & Bailey.

      The change in the Company's auditors was recommended and approved by the directors of the Company. The company does not currently have an audit committee.

Principal Areas of Operation

     In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas.

     In January 2007 the gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the prospect and 3,100,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000.

      In December 2006 Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage were one producing gas well and six shut-in gas wells. Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells in the next few months. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.


                                  RISK FACTORS

      Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. The trading price of our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This report also contains forward-looking statements that involve risks and uncertainties.

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks faced by us described below and elsewhere in this report. With respect to this discussion, the terms "EPIC," "Company", "we," "us," and "our" refer to EPIC Energy Resources, Inc.

Risks Related to Business

The  Company  is in the  Development  Stage  and has  Conducted  Only  Limited
Operations.   As of December 31, 2006 the Company:

o Has generated minimal revenue from both oil and gas production and consulting
o Has just begun to established its Engineering and Infrastructure Management division and has completed two consulting projects.

      The Company has never earned a profit. As of December 31, 2006 the Company's accumulated deficit was approximately ($4,068,000). The Company expects to incur additional losses during the foreseeable future. There can be no assurance that the Company can implement its business plan, or that it will be profitable.

If the Company cannot obtain additional capital, the Company may have to delay or postpone exploitation and development activities. The Company needs additional capital to fund its development operations, and additional acquisitions The Company estimates that it will need $4,000,000 to establish its Engineering and Infrastructure Management division. The failure of the Company to obtain additional capital on terms acceptable to it, or at all, may significantly restrict the Company's proposed operations. There can be no assurance that the Company will be able to obtain the funding which it requires.

The Company's operations will be dependent upon the continued services of its officers. The loss of any of these officers, whether as a result of death, disability or otherwise, may have a material adverse effect upon the business of the Company.

The Company may need the services of additional skilled professionals. The Company's Engineering and Construction Management division and its Engineering Staffing division will require the services of a large number of engineers and other oil professionals skilled in most aspects of the oil and gas industry. The Company's Engineering and Construction Management division and its Engineering Staffing division will not be successful if the Company is unable to retain the services of the number of professionals it will need for these divisions.

Oil and gas exploration and development is not an exact science, and involves a high degree of risk. The primary risk lies in the drilling of dry holes or drilling and completing wells which, though productive, do not produce gas and/or oil in sufficient amounts to return the amounts expended and produce a profit. Hazards, such as unusual or unexpected formation pressures, downhole fires, blowouts, loss of circulation of drilling fluids and other conditions are involved in drilling and completing oil and gas wells and, if such hazards are encountered, completion of any well may be substantially delayed or prevented. In addition, adverse weather conditions can hinder or delay operations, as can shortages of equipment and materials or unavailability of drilling, completion, and/or work-over rigs. Even though a well is completed and is found to be productive, water and/or other substances may be encountered in the well, which may impair or prevent production or marketing of oil or gas from the well.

      Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can be of varying degrees of risk and can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas not too distant from existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

      Although a workover, a recompletion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risk. In addition, even if a well is completed as a producer, the well for a variety of reasons may not produce sufficient oil or gas in order to repay the Company's investment in the well.

The acquisition, exploitation and development of oil and gas reserves, and the production and sale of oil and gas are subject to many factors which are outside the Company's control. These factors include, among others, general economic conditions, proximity to pipelines, oil import quotas, supply, demand, and price of other fuels and the regulation of production, refining, transportation, pricing, marketing and taxation by Federal, state, and local governmental authorities.

Buyers of the Company's gas, if any, may refuse to purchase gas from the Company in the event of oversupply. Hence, even if wells which may be drilled by the Company are productive, the quantities of gas that the Company may be able to sell may be too small to pay for the expenses of operating the wells. In such a case, the wells would be "shut-in" until such time, if ever, that economic conditions permit the sale of gas in quantities which would be profitable.

Interests that the Company will acquire in oil and gas properties may be subject to royalty and overriding royalty interests, liens incident to operating agreements, liens for current taxes and other burdens and encumbrances, easements and other restrictions, any of which may subject the Company to future undetermined expenses. The Company does not intend to purchase title insurance, title memos, or title certificates for any leasehold interests it will acquire. It is possible that at some point the Company will have to undertake title work involving substantial costs. In addition, it is possible that the Company may suffer title failures resulting in significant losses to the Company.

The drilling of oil and gas wells involves hazards such as blowouts, unusual or unexpected formations, pressures or other conditions which could result in substantial losses or liabilities to third parties. Although the Company intends to acquire adequate insurance, or to be named as an insured under coverage acquired by others (e.g., the driller or operator), the Company may not be insured against all such losses because such insurance may not be available, premium costs may be deemed unduly high, or for other reasons. Accordingly, uninsured liabilities to third parties could result in the loss of Company funds or property.

The Company's operations may be affected from time to time and in varying degrees by the price for oil or gas. The price of oil and gas is often volatile and influenced by political developments and Federal and state laws and regulations regarding the development, production and sale of crude oil and natural gas. These regulations require permits for drilling of wells and also cover the spacing of wells, the prevention of waste, and other matters. Rates of production of oil and gas have for many years been subject to Federal and state conservation laws and regulations and the petroleum industry is subject to Federal tax laws. In addition, the production of oil or gas may be interrupted or terminated by governmental authorities due to ecological and other considerations. Compliance with these regulations may require a significant capital commitment by and expense to the Company and may delay or otherwise adversely affect the Company's proposed operations.

      From time to time legislation has been proposed relating to various conservation and other measures designed to decrease dependence on foreign oil. No prediction can be made as to what additional legislation may be proposed or enacted. Oil and gas producers may face increasingly stringent regulation in the years ahead and a general hostility towards the oil and gas industry on the part of a portion of the public and of some public officials. Future regulation will probably be determined by a number of economic and political factors beyond the control of the Company or the oil and gas industry.

The Company's activities will be subject to existing federal and state laws and regulations governing environmental quality and pollution control. Compliance with environmental requirements and reclamation laws imposed by Federal, state, and local governmental authorities may necessitate significant capital outlays and may materially affect the earnings of the Company. It is impossible to predict the impact of environmental legislation and regulations (including regulations restricting access and surface use) on the Company's operations in the future although compliance may necessitate significant capital outlays, materially affect the Company's earning power or cause material changes in its intended business. In addition, the Company may be exposed to potential liability for pollution and other damages.

There is, at present, only a limited market for the Company's common stock and there is no assurance that a market will continue. As of December 31, 2006 there was only a limited market for the Company's common stock. Trades in the Company's common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. As a result of these rules, investors may find it difficult to sell their shares.

                       RISKS RELATED TO CAPITAL STRUCTURE

There is no assurance of an established public trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

     Although our common stock is listed on the OTC Bulletin Board, it has only recently traded and is very thinly traded. As such, a regular trading market for the securities does not yet exist and may not exist or be sustained in the future. The NASD has enacted recent changes that limit quotations on the OTC Bulletin Board to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. The effect on the OTC Bulletin Board of these rule changes and other proposed changes cannot be determined at this time. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD's automated quotation system (the "NASDAQ Stock Market"). Quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

o the issuance of new equity securities pursuant to past and future offerings;
o    changes in interest rates;
o competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o    variations in quarterly  operating results;
o    change in financial estimates by  securities  analysts;
o    the depth and  liquidity of the market for our common stock;
o investor perceptions of our company and the medical device industry generally; and
o    general economic and other national conditions.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Our common stock is considered a "penny stock" and may be difficult to sell.

      Our common stock is considered to be a "penny stock" since it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following:
(i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a "recognized" national exchange; (iii) it is NOT quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) it is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

      Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

     Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

      Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

      Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will apply to our annual report for fiscal 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

We do not foresee paying cash dividends in the foreseeable future.

      We have not paid cash dividends on our stock and do not plan to pay cash dividends on our common stock in the future.

ITEM 2. DESCRIPTION OF PROPERTIES

     Our executive offices are located in The Woodlands, Texas, in a leased facility consisting of approximately 1,500 square feet requiring lease payments of $2,400 per month. The lease for our offices expires on December 31, 2007, however we can extend the lease for a subsequent period of 12 months at that time. All of our facilities are in good repair.


      Effective December 1, 2006 the Company acquired a natural gas producing asset in Rush County, Kansas. At the time of purchase the asset was producing approximately 780 mcf per day from 56 wells. In January of 2007 production was curtailed in the area by the gas purchaser or midstream company due to problems associated with their gas processing facility. In addition to the Company's production other producers in the area were curtailed affecting approximately 5 mmcf per day of third party production. The Company is currently working with a midstream company pursuing alternative options for the sale of its gas. The Company considers the curtailment a temporary issue and is actively negotiating with other producers in the area to acquire additional production to enhance its position in the area.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is approved for quotation on the Over-the-Counter Bulleting Board under the trading symbol "EPCC." The following table sets forth the high and low bid prices for our common stock on a post-split basis for the periods noted, as reported by the National Daily Quotation Service and the Over-The-Counter Bulletin Board. Quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                          High        Low
2006:
           October 27, 2006               1.65        1.25
           December 31, 2006              2.78        2.78

      We have not declared or paid any cash dividends on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, operating results, capital requirements and other factors that the board of directors considers significant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in Form 10-KSB. With respect to this discussion, the terms "EPIC," "Company", "we," "us," and "our" refer to EPIC Energy Resources, Inc. The forward-looking comments contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the section entitled "Risks Factors."

Liquidity and Capital Resources

      As of December 31, 2006, we had approximately $590,172 of unrestricted cash.

      Cash flow used by our operating activities was $595,807 for the twelve months ended December 31, 2006, as compared to $17,386 used during the fiscal year ended December 31, 2005. The operating activities cash flow resulted from adjustments related to depletion, impairment of oil and gas properties, accretion of ARO, and changes in operating assets and liabilities related to accounts payable, accounts receivable, prepaid expenses and shares issued for compensation. See the consolidated statements of cash flows and related footnotes for more detailed information.

      Cash flow used in investing activities was $102,100 for the twelve months ended December 31, 2006. The investing activities cash flow resulted from the acquisition of the Kansas properties. See the consolidated statements of cash flows and related footnotes for more detailed information.

      Cash flow provided by financing activities was $1,288,079 for the twelve months ended December 31, 2006. The financing activities cash flow resulted from proceeds from the issuance of common stock from a private placement offering and expenses paid by stakeholders. See the consolidated statements of cash flows and related footnotes for more detailed information.


      We continue to look for additional sources of funding to support various projects in the pipeline including general and administrative expenses. We expect the Oklahoma joint venture will provide cash flow starting in the second quarter of 2007. We also believe the Reichel field in Kansas will start providing cash flow again starting in the third quarter of 2007.

      As shown in the accompanying financial statements, Epic incurred recurring net losses chargeable to common shareholders of 3,970,214 and $20,000 in fiscal 2006 and 2005, respectively, and has an accumulated deficit of $ 4,068,526 as of December 31, 2006. These conditions create an uncertainty as to Epic's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Epic is unable to continue as a going concern.

Plan of Operation

The Company plans to have two divisions which will operate in the following areas:

     o Oil and Gas Exploration and Development - This division will evaluate, review and acquire existing low risk oil and gas producing properties.

     o Engineering and Infrastructure Management - This division will consist of 3 main business units. The Company estimates that this division will require the services of 100 or more professionals.

          o Engineering and Construction Management. This division will provide planning, engineering, and construction services to improve or develop the infrastructure needed to more effectively produce oil and natural gas in the domestic market

          o Professional Staffing - This division will provide experienced engineers and technicians on a temporary or project basis to firms in the energy sector.

          o Energy and Consulting Services - This division will provide consulting services relative to optimizing the performance of both conventional and alternative energy services and assets for both private and public entities.

Acquisition, Optimization and Development of Oil and Gas Producing Properties

      The Company plans to acquire producing oil and gas properties which have the potential to support additional oil and gas wells.

     The Company will be dependent upon its ability to economically acquire or find oil and gas reserves since, in general, the volume of production from natural gas and oil properties will decline as reserves are depleted. Except to the extent the Company acquires additional properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company will decline as reserves are produced.

      Fluctuations in crude oil and natural gas prices will significantly affect the Company's operations. Cash flow from oil and gas production depends upon the quantity of production and the price obtained for such production. An increase in prices will permit the Company to finance its operations to a greater extent with internally generated funds, may allow the Company to obtain equity financing more easily or on better terms, and lessens the difficulty of attracting financing from industry partners and non-industry investors. However, price increases heighten the competition for leases increase the costs of production and development activities and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are at higher levels.

     A decline in oil and gas prices will (i) reduce the cash flow internally generated by the Company which in turn will reduce the funds available for servicing debt and exploring for and replacing oil and gas reserves, (ii) increase the difficulty of obtaining equity and debt financing and worsens the terms on which such financing may be obtained, (iii) reduce the number of leases which have reasonable economic terms, (iv) may cause the Company to allow leases to expire based upon the value of potential oil and gas reserves in relation to the costs of exploration, (v) result in marginally productive oil and gas wells being abandoned as non-commercial, and (vi) increase the difficulty of attracting financing from industry partners and non-industry investors.

     The Company needs to raise the funds required to workover or drill oil and gas wells and acquire oil and gas prospects. The Company may not be successful in raising the capital needed to workover and drill oil or gas wells and future wells may not be productive of oil or gas.

      It is anticipated that capital will be obtained principally through borrowings from institutional and private lenders (although such additional financing has not been arranged) and the sale of the Company's common stock or other equity securities. However, there can be no assurance that additional capital will be available to the Company on a timely basis, or if available, on acceptable terms.

Engineering and Construction Management

      Through the late 1950's the early oil and gas companies such as Standard Oil, Texaco and Mobil were fully vertically integrated enterprises with business units that included oil and gas drilling, pipeline transportation, refining, gas stations and motor oils. The consensus was that companies needed to own the entire chain to control the product and maximize profits.

      In the late 1970's a new model emerged with smaller companies being created that focused on only one aspect of the industry. Independent production companies were created to find, drill and produce oil and gas. Pipeline companies were formed to deliver product from producers to refineries and other end users. Refining companies were organized to refine oil and gas into usable fuels and products. And, finally retail oriented companies were created to developed innovative ways to market gasoline (the birth of the gasoline station as a convenience store!).

      The Company sees the next natural progression to be the separation of oil and gas producers into two groups: those that want to explore and drill for oil and gas and those that want to focus on the efficient processing of oil and gas before it is transported.

     Because of increasing demand and prices, major integrated oil companies and large independents are exploring for new fields in areas such as West Africa, Brazil, Venezuela, Trinidad, the Caspian, Western Russia and others. The scale of these projects requires significant financial and human resources. These projects usually require assembling a large international team consisting of staff from the oil company, a large engineering firm, a large fabrication and construction company to build and assemble the structure and processing equipment, and an operations and maintenance partner to staff the project and manage the start-up. This rush to large, international, projects is consuming a substantial portion of the existing engineering and construction capability in the oil and gas industry. Many of the majors and larger independent oil and gas companies are exiting the domestic market and turning their capital, manpower and technology to new, high investment areas around the world. The service sector, especially the large engineering and construction companies, are following their main customers to these international projects leaving few companies to compete for domestic projects. At the same time, record drilling activity in the US onshore market will require more production, process and transportation infrastructure.

      Because of the high operating costs and low production rates of many older oil and gas fields, most producers have been limited in their ability to maintain the operating condition of pipelines, compressor stations, gathering systems, SCADA systems, secondary recovery injection plants, and similar equipment.

      The Company's Engineering and Construction Management division will focus on developing new and cost effective production systems and processes for oil and gas producers.

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

Professional Staffing

      The Company's Engineering Staffing division will provide to the industry, on a contract basis, both short term and long term, experienced and skilled engineers, geologists, and other technicians. The availability of skilled professionals is quickly becoming the limiting resource for the oil and gas industry. Both large and small oil and gas companies do not have the available human talent to analyze, plan, engineer and execute projects. Of concern is the growing number of college graduates who opt for careers outside the oil and gas industry. Enrollment in petroleum related disciplines at major U.S. universities has only recently started to increase but is not near the enrollment of the 1980's. In most oil and gas companies, the average age continues to climb toward 50 years old, with some studies estimating that less than 30% of the workforce is younger than 40 years old. The Company intends to address this talent shortage with its Engineering Staffing division.

      The Company estimates that this division will require the services of 20 professionals.

Energy Consulting Services

      The Company's Energy Consulting Services division will focus on providing professional consulting services to assist clients in optimizing energy related infrastructure. As the energy infrastructure in the United Stares ages, the management of energy infrastructure for public and private entities becomes critical for the efficient and effective distribution and consumption of all types of energy. Due to rising energy costs, private corporations and public entities are looking for alternatives to "on-the-grid" energy and major users are searching for methods to reduce dependence on traditional energy sources. Alternatives being considered include co-generation plants, private power generation, wind and solar power, waster-to-energy conversion plants, renewable energy solutions, and other unconventional energy sources.

      The Company estimates that this division will require the services of 15 professionals.

Government Regulation

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which the Company plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

       Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales has been substantially modified by the Natural Gas Policy Act under which the FERC continued to regulate the maximum selling prices of certain categories of gas sold in "first sales" in interstate and intrastate commerce.

      Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas. Because "first sales" include typical wellhead sales by producers, all natural gas produced from the Company's natural gas properties is sold at market prices, subject to the terms of any private contracts which may be in effect. The FERC's jurisdiction over natural gas transportation is not affected by the Decontrol Act.

       The Company's sales of any natural gas will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

     More recently, the FERC has pursued other policy initiatives that have affected natural gas marketing. Most notable are (1) the large-scale divestiture of interstate pipeline-owned gas gathering facilities to affiliated or non-affiliated companies; (2) further development of rules governing the relationship of the pipelines with their marketing affiliates; (3) the publication of standards relating to the use of electronic bulletin boards and electronic data exchange by the pipelines to make available transportation information on a timely basis and to enable transactions to occur on a purely electronic basis; (4) further review of the role of the secondary market for released pipeline capacity and its relationship to open access service in the primary market; and (5) development of policy and promulgation of orders pertaining to its authorization of market-based rates (rather than traditional cost-of-service based rates) for transportation or transportation-related services upon the pipeline's demonstration of lack of market control in the relevant service market. The Company does not know what effect the FERC's other activities will have on the access to markets, the fostering of competition and the cost of doing business.

      As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counter parties. The Company believes these changes generally have improved the access to markets for natural gas while, at the same time, substantially increasing competition in the natural gas marketplace. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt or what effect subsequent regulations may have on production and marketing of natural gas from the Company's properties.

      In the past, Congress has been very active in the area of natural gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the natural gas industry. Thus, in addition to "first sales" deregulation, Congress also repealed incremental pricing requirements and natural gas use restraints previously applicable. There are other legislative proposals pending in the Federal and State legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, these proposals might have on the production and marketing of natural gas by the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue or what the ultimate effect will be on the production and marketing of natural gas by the Company cannot be predicted.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to the Company's oil and natural gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from the Company's properties. The federal and state regulatory burden on the oil and natural gas industry increases the Company's cost of doing business and affects its profitability. Because these rules and regulations are amended or reinterpreted frequently, the Company is unable to predict the future cost or impact of complying with those laws.

Competition and Marketing

      The Company will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many of which are very large, with substantial capabilities and well established. The Company will compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. Although it is nearly impossible to estimate the number of competitors; it is known that there are a large number of companies and individuals in the oil and gas business.

      The Company does not refine or otherwise process crude oil and condensate production. Substantially all of the crude oil and condensate production of the Company's wells are sold at posted prices under short-term contracts, which is customary in the industry.

      The market for oil and gas is dependent upon a number of factors beyond the Company's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Such imports may adversely affect the market for domestic natural gas.

      Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. The Company is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas produced and sold from the Company's wells.

      Gas prices, which were once effectively determined by government regulations, are now largely influenced by competition. Competitors in this market include producers, gas pipelines and their affiliated marketing companies, independent marketers, and providers of alternate energy supplies, such as residual fuel oil. Changes in government regulations relating to the production, transportation and marketing of natural gas have also resulted in significant changes in the historical marketing patterns of the industry. Generally, these changes have resulted in the abandonment by many pipelines of long-term contracts for the purchase of natural gas, the development by gas producers of their own marketing programs to take advantage of new regulations requiring pipelines to transport gas for regulated fees, and an increasing tendency to rely on short-term contracts priced at spot market prices.

Results of Operations

        Fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005.

Revenues:

      Our revenues were $106,263 in fiscal year 2006, compared to revenue of $0 in fiscal year 2005. $73,073 of the revenue resulted from December's gas production from the Kansas property. The remaining $33,190 of revenue resulted from consulting revenue related to power generation acquisition and reconfiguring consulting provided to One Nation in addition to drilling facilities analysis for Pecton Energy.

Cost of Operations:

General and administrative expenses (G&A expense)

      G&A expense for 2006 was $926,301. The G&A related expenses include salaries, travel & expense, legal, accounting, rent and other costs related to being a publicly-traded company.

Lease operating expense (LOE)

      Lease operating expense for 2006 resulted from costs related to the Rush County field in Kansas.

Depletion, Depreciation and Amortization (DD&A).

      DD&A expenses are recorded on the full cost method of accounting. Depletion and depreciation of oil and gas properties is on a unit of production basis. The depletion expense of $30,814 was for properties in Rush County, Kansas.

Impairment of oil and gas properties

      In 2006, we incurred an impairment expense of $3,062,265. The impairment is based upon the ceiling test required under the full cost method of accounting. Net capitalized costs of oil and gas properties less related deferred taxes are limited to the sum of (a) future net revenues (using prices and cost rates as of the balance sheet date) from proved reserves at 10 percent per annum plus (b) costs not being amortized less (c) related income tax effects. Excess costs are charged to proved property impairment expense.

Other income (expense):

      Interest income was $3,519 for 2006 due primarily to interest received from money market accounts.

Net loss:

      We reported a net loss of $3,970,214 for the fiscal year 2006. The major issues contributing to this loss include:

     * Epic was a startup company with no oil and gas revenue during the first eleven months of the year;
     *   Epic incurred general and administrative expenses as described above;
         and
     *   Epic incurred a significant impairment expense as described above.

Earnings/(loss) per share (EPS):

      For fiscal year 2006, basic and diluted EPS was ($0.10) per share compared to $0 for 2005. EPS was calculated by dividing the net loss of $3,970,214 by the weighted average number of common shares outstanding (38,045,590).

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. We review our estimates on an on going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our financial statements:

Development Stage Activities

      Epic Energy Resources Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" in 2000, upon commencement of activities. Epic's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2004, Epic changed its focus to that of a "blank check" company, whose purpose is to serve as a capital access corporation which will seek out and acquire an operating company.

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

Fair Value of Financial Instruments

      Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates. No adjustments have been made in the current period.

Credit Risk and Concentrations

        EPIC does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer's financial conditions. EPIC determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and EPIC's previous loss history. EPIC provides reserves for accounts receivable when they become uncollectible, and payments subsequently received on such eceivables are credited to the allowance for doubtful accounts. As of December 31, 2006 and 2005, EPIC has determined that no allowance for doubtful accounts is required.

Cash Equivalents

      For the purposes of the statements of cash flows, Epic considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

      Epic records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Epic's share is treated as a liability. If less than Epic's share is received, the underproduction is treated as an asset. Epic did not have an imbalance position in terms of volumes or values at December 31, 2006.

Oil and gas properties

      Epic follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Epic assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Epic to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment of unproved properties during the years ended December 31, 2006 and 2005.

      On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

      On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

      The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Epic, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

      Costs of oil and gas properties are amortized using the units of production method. Amortization expense per equivalent physical unit of production amounted to $30,814 and $ 0, for the years ended December 31, 2006 and 2005, respectively.

      Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, the Company incurred a proved property impairment expense of $3,062,265 which is reflected in the accompanying Consolidated Statements of Operations.

Other mineral reserves

      Helium is a gas produced as part of the production stream from our oil and gas properties in Kansas. Helium is a byproduct of the production process. We have estimated that the net recoverable amount of helium is approximately $783,474.

Long-lived assets

   Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

Income Taxes

      Epic uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary Differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Loss per Common Share

      Basic and diluted net loss per share calculations are calculated on the basis of the eighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents as all potential common stock equivalents are anti-dilutive.

Stock-based compensation

      In 2006, Epic began issuing options to purchase common stock to employees as compensation. Epic records as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation ("SFAS No. 123R"), recognized over the related requisite service period. Epic accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For accounting purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value it more reliably measurable. Epic utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.


ITEM 7.  FINANCIAL STATEMENTS

      The Consolidated Financial Statements and schedules that constitute Item 7 are attached to the end of this Report.

        Reports of Independent Registered Public Accounting Firms

        Consolidated Balance Sheet as of December 31, 2006.

        Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 and period from April 10, 2000 (inception) through December 31, 2006.

        Consolidated Statements of Changes In Stockholders' Equity (Deficit) for the period from April 10, 2000 (inception) through December 31, 2006.

        Consolidated Statements of Cash Flows for the Twelve Months years ended December 31, 2006 and 200 and period from April 10, 2000 (inception) through December 31, 2006.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
 Epic Energy Resources, Inc.
(a development stage company)
 The Woodlands, Texas


We have audited the accompanying consolidated balance sheet of Epic Energy Resources, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from April 10, 2000 (inception) through December 31, 2006. The financial statements for the period April 10, 2000 (inception) through December 31, 2005, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period April 10, 2000 (inception) through December 31, 2005, include total revenues and net loss of $0 and $98,312, respectively. Our opinion on the statements of operations, stockholders' equity, and cash flows for the period April 10, 2000 (inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2005, is based solely on the report of other auditors. These financial statements are the responsibility of Epic's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epic as of December 31, 2006 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Epic will continue as a going concern. As discussed in Note 3 to the financial statements, Epic has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

April 16, 2007

                               COMISKEY & COMPANY
                            PROFESSIONAL CORPORATION


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the balance sheet of Epic Energy Resources, Inc. (formerly San Juan Financial, Inc.) (not presented) as of December 31, 2005, and the related statements of operations, cash flows, and stockholders' equity (deficit) for the year ended December 31, 2005, and for the period from inception (April 10, 2000) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epic Energy Resources, Inc. as of December 31, 2005, and the results of its operations, its cash flows, and its changes in stockholders' equity for the year ended December 31, 2005, and for the period from inception (April 10, 2000) to December 31, 2005, in conformity with generally accepted accounting principles in the United States of America.



Denver, Colorado
April 3, 2006

                                                        /s/ COMISKEY & COMPANY
PROFESSIONAL CORPORATION
















                  Certified Public Accountants & Consultants
              789 Sherman Street - Suite 385 - Denver, CO 80203
  (303) 830-2255 - Fax (303) 830-0876 - info@comiskey.com - www.comiskey.com

                            EPIC ENERGY RESOURCES INC
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

                            Assets
Current assets:
   Cash and cash equivalents                        $    590,172
   Accounts receivable                                     4,600
   Prepaid expenses and other current assets             120,219
                                                      ----------
         Total current assets                            714,991

   Oil and gas properties (full-cost method),
 net of depletion
        Proved developed                               7,354,511
        Unproved                                          60,000
   Other mineral reserves                                783,474
                                                      ----------
         Total assets                               $  8,912,976
                                                      ==========

              Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                 $     97,630
   Accrued liabilities                                     7,346
   Current portion of long-term debt                     872,990
                                                    ------------
         Total current liabilities                       977,966
Long-term liabilities:
   Asset Retirement Obligation                           142,343
   Long-term debt                                      1,707,676
                                                    ------------

         Total liabilities                             2,827,985
                                                    ------------
Stockholders' Equity
   Preferred stock, no par value; 10,000,000
     shares authorized; no shares issued and
     Outstanding                                               -
   Common stock, no par value; 750,000,000
     shares authorized; 53,441,061 shares
     issued and outstanding at December 31, 2006       9,822,605
   Additional paid-in capital                            330,912
   Deficit accumulated during development stage       (4,068,526)
                                                    ------------
         Total stockholders' equity                    6,084,991
                                                    ------------
                                                    $  8,912,976
                                                    ============


         See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

          Years ended December 31, 2006 and 2005 and Period from April
                 10, 2000 (inception) through December 31, 2006

                                                                For the period
                                                                from inception
                                                                (April 10, 2000)
                                                                To December 31,
                                           2006         2005         2006
                                        ----------   ---------- ----------------

Revenue from operations:
   Oil & gas revenue                    $   73,073   $       --    $   73,073
   Consulting revenue                       33,190           --        33,190
                                        ----------   ----------    ----------

Revenue from operations                    106,263           --       106,263
Cost of operations:
   General and administrative expenses     926,301       20,000     1,024,613
   Lease operating expense                  59,460           --        59,460
   Depletion expense                        30,814           --        30,814
   Accretion expense                           725           --           725
   Impairment of oil and gas properties  3,062,265           --     3,062,265
                                        ----------   ----------    ----------
Cost of operations                       4,079,565       20,000     4,177,877
                                        ----------   ----------    ----------
   Loss from operations                 (3,973,302)     (20,000)   (4,071,614)

Other income (expense):
   Interest and other income                 3,519           --         3,519
   Interest expense                           (431)          --          (431)
                                        ----------   ----------    ----------
   Net loss                            $(3,970,214)  $  (20,000)  $(4,068,526)
                                       ============  ===========  ============

Loss per common share -
  Basic and Diluted:                   $     (0.10)  $   ($0.00)
                                       ============  ===========
Weighted average number of common
  shares outstanding                    38,045,590     5,260,000
                                       ============  ===========

         See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                          (A Development Stage Company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
       For the Period from Inception (April 10, 2000) to December 31, 2006




                                                                                   Deficit
                                                                                  Accumulated
                                                      Additional     During the  Stockholders'
                                     Common Stock       Paid-in      Development    Equity
                                  Shares      Amount    Capital        Stage       (Deficit)
----------------------------------------------------------------------------------------------

Issuance of common stock
for cash at $0.05 per share    1,260,000   $   63,000   $       -     $      -     $  63,000

Issuance of common stock
no consideration received    100,000,000            -           -            -             -

Net loss for the period
from inception (April 10,
2000) to December 31, 2000             -            -           -      (56,711)      (56,711)
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2000   101,260,000       63,000           -      (56,711)        6,289

Cancellation of stock for
consideration not received  (100,000,000)           -           -            -             -

Net loss for the year
ended December 31, 2001                -            -           -       (5,825)       (5,825)
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2001     1,260,000       63,000           -      (62,536)          464

Net loss for the year ended
December 31, 2002                      -            -           -         (464)         (464)
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2002     1,260,000       63,000           -      (63,000)            -

Net loss for the year ended
December 31, 2002                      -            -           -            -             -
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2003     1,260,000       63,000           -      (63,000)            -




   The accompanying notes are an integral part of the financial statements.

                           EPIC ENERGY RESOURCES INC.
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                    CONTINUED
       For the Period From Inception (April 10, 2000) to December 31, 2006



                                                                                   Deficit
                                                                                  Accumulated
                                                      Additional     During the  Stockholders'
                                     Common Stock       Paid-in      Development    Equity
                                  Shares      Amount    Capital        Stage       (Deficit)
----------------------------------------------------------------------------------------------

Shares issued for
compensation                   4,000,000        5,000           -            -         5,000

Expenses paid by shareholders          -            -       9,305            -         9,305

Net loss for the year ended
December 31, 2003                      -            -           -      (15,312)      (20,000)
                             ------------  ----------- ----------- ------------  ------------
Balance, December 31, 2004     5,260,000       68,000       9,305      (78,312)       (1,007)

Expenses paid by shareholders          -            -      17,386            -        17,386

Net loss for the year ended
December 31, 2005                      -            -           -      (20,000)      (20,000)
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2005     5,260,000   $   68,000  $   26,691  $   (98,312)  $    (3,621)

Shares issued for cash        44,902,755      903,195           -            -       903,195

Shares issued for services        75,000       57,094           -            -        57,094

Shares issued for Oil and Gas
property (Kansas field)        3,200,000    8,480,000           -            -     8,490,000

Shares issued for un-proved
properties (Oklahoma)              3,846       10,000           -            -        10,000

Expenses paid by shareholders          -            -     304,221            -       304,221

SFAS 123R stock option expense         -      304,316           -            -       304,316

Net loss for the year ended
December 31, 2006                      -            -           -   (3,970,214)   (3,970,214)
                             ------------  ----------- ----------- ------------  ------------

Balance, December 31, 2006    53,441,601   $9,822,605  $  330,912  $(4,068,526)  $ 6,084,991
                             ============  =========== =========== ============  ============




         See accompanying notes to consolidated financial statements.

                            EPIC ENERGY RESOURCES INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         Years ended December 31, 2006 and 2005 and For the period from
               April 10, 2000(inception) through December 31, 2006

                                                                 For the period
                                   For the year   For the year   from inception
                                       ended         ended      (April 10, 2000)
                                   December 31,   December 31,   to December 31,
                                      2006           2005              2006
                                   ------------   ------------  ----------------
CASH FLOWS FROM OPERATING
   ACTIVITIES
   Net                  loss       $(3,970,214)   $   (20,000)  $  (4,068,526)
    Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depletion                         30,814              -          30,814
      Impairment of oil and gas
       Properties                    3,062,265              -       3,062,265
      Accretion of ARO                     725              -             725
      Shares issued for compensation   361,410              -         366,410
   Changes in operating assets
    and liabilities:
        Accounts payable                44,012          2,614          47,633
        Accounts receivable             (4,600)             -          (4,600)
        Prepaid expenses              (120,219)             -        (120,219)
                                   ------------   ------------   ---------------
   Net cash flows from operating
     activities                       (595,807)       (17,386)       (685,498)

CASH FLOWS FROM INVESTING
 ACTIVITIES
     Acquisition of properties        (102,100)             -        (102,100)
                                   ------------   ------------  ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
    Debt service                       (24,089)             -         (24,089)
    Proceeds from debt                 104,752              -         104,752
    Proceeds from the issuance
     of common stock                   903,195              -         966,195
    Capital donated by shareholders    304,221         17,386         330,912
                                   ------------   ------------  ----------------

  Net cash flows from financing
    activities                       1,288,079         17,386       1,377,770

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                  590,172              -         590,172
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                         -              -               -
                                   ------------   ------------  ----------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                     $   590,172    $         -   $     590,172
                                   ============   ============  ================

Additional cash flow disclosures:
  Non-cash investing and financing
  activities:
   Oil and gas properties acquired
    with stock                      $8,480,000              -
   Note payable for Oil and
    Gas properties                  $1,707,673              -

See accompanying notes to consolidated financial statements.

                            EPIC ENERGY RESOURCES INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization and Operations

Background

      San Juan Financial, Inc. was incorporated under the laws of Colorado on June 6, 1989. Following incorporation, San Juan remained an inactive shell company. Effective April 10, 2000, San Juan entered the development stage in accordance with SFAS No. 7. San Juan's principal activities since April 10, 2000 have consisted of organizational matters and the sale of its no par value common stock. This changed in April 2006 when the name changed to Epic Capital Group Inc. During this time, Epic refocused its business plan to oil and gas activities. On April 4, 2006, Epic signed an agreement for the sale of 44,000,000 shares of common stock to five individuals for an aggregate price of $440. Mark W. Moniak, Epic's President and only director, appointed Rex Doyle, John Ippolito and David Reynolds as directors of Epic. Following these appointments Mr. Moniak, resigned as an officer and director of Epic. Epic's new directors then appointed the following persons to be officers of Epic:

            Name               Position
            ----               --------

            Rex Doyle          Chief Executive and Principal Financial Officer
            John Ippolito      President
            David Reynolds     Executive Vice President and Secretary

Amendment to Articles

      On April 10, 2000, San Juan filed amended articles of incorporation with the State of Colorado, at which time San Juan revised Article XI, Board of Directors. The Board consists of one director who is also the President of San Juan. On September 15, 2004, Troy Fullmer, Epic's only officer and director, appointed Mark W. Moniak as a director of Epic and as Epic's President and Chief Executive Officer. Following the appointment of Mr. Moniak, Mr. Fullmer resigned as an officer and director Epic. Mr. Moniak resigned as an officer and director of Epic on April 4, 2006.

Operations

      Epic is engaged primarily in the acquisition, exploration, development, production, and sales of, oil, gas and natural gas liquids.

      The shareholders of Epic approved an amendment to Epic's Articles of Incorporation in May 2006 which changed the name of the corporation from San Juan Financial Inc. to Epic Capital Group Inc. In December 2006 the shareholders approved an amendment to change the name of the corporation from Epic Capital Group Inc. to Epic Energy Resources Inc. (Epic)

2. Summary of Significant Accounting Policies

Development Stage Activities

      Epic Energy Resources Inc. entered the development stage in accordance with Financial Accounting Standards Board Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises" in 2000, upon commencement of activities. Epic's original business plan was to operate as a mortgage banking and brokerage company over the Internet. In 2006, Epic changed its focus to that of an oil and gas company.

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

Fair Value of Financial Instruments

      Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts.

Credit Risk and Concentrations

        Epic does not require collateral from its customers with respect to accounts receivable but performs periodic credit evaluations of such customer's financial conditions. Epic determines any required allowance by considering a number of factors including lengths of time accounts receivable are past due and Epic's previous loss history. Epic provides an allowance to reserve for accounts receivable when they become uncollectible. As of December 31, 2006 and 2005, Epic has determined that no allowance for doubtful accounts is required.

Cash Equivalents

      Epic considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue recognition

      Epic records oil and gas revenues following the entitlement method of accounting for production, in which any excess amount received above Epic's share is treated as a liability. If less than Epic's share is received, the underproduction is treated as an asset. Epic did not have an imbalance position in terms of volumes or values at December 31, 2006.

Oil and gas properties

      Epic follows the full cost accounting method to account for the costs incurred in the acquisition, exploration, development and production of oil and gas reserves. Under this method, all costs, including internal costs directly related to acquisition, exploration and development activities are capitalizable as oil and gas property costs. Properties not subject to amortization consist of exploration and development costs which are evaluated on a property-by-property basis. Amortization of these unproved property costs begins when the properties become proved or their values become impaired. Epic assesses the realizability of unproved properties on at least an annual basis or when there has been an indication that an impairment in value may have occurred. Impairment of unproved properties is assessed based on management's intention with regard to future exploration and development of individually significant properties and the ability of Epic to obtain funds to finance such exploration and development. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. There was no impairment of unproved properties during the years ended December 31, 2006 and 2005.

      On the sale or retirement of a complete unit of proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

      On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

      The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Epic, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

      Costs of oil and gas properties are amortized using the units of production method. Depletion expense per equivalent physical unit of production amounted to $30,814 and $ 0, for the years ended December 31, 2006 and 2005, respectively.

      Under full cost accounting rules for each cost center, capitalized costs of proved properties, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the "cost ceiling") equal to the sum of (a) the present value of future net cash flows from estimated production of proved oil and gas reserves, based on current economic and operating condition, discounted at 10 percent, plus (b) the cost of properties not being amortized, plus (c) the lower of cost or estimated fair value of any unproved properties included in the costs being amortized, less (d) any income tax effects related to differences between the book and tax basis of the properties involved. If capitalized costs exceed this limit, the excess is charged as an impairment expense. During the year ended December 31, 2006, the Company incurred a proved property impairment expense of $3,062,265 which is reflected in the accompanying Consolidated Statement of Operations.

Other mineral reserves

      Helium is a gas produced as part of the production stream from our oil and gas properties in Kansas. Helium is a byproduct of the production process. We have estimated that the net recoverable amount of helium is approximately $783,474.

Long-lived assets

      Long-lived assets to be held and used or disposed of other than by sale are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used or disposed of other than by sale are recognized based on the fair value of the asset. Long-lived assets to be disposed of by sale are reported at the lower of the asset's carrying amount or fair value less cost to sell.

Income Taxes

      Epic uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Loss per Common Share

      Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents as all potential common stock equivalents are anti-dilutive.

Stock-based compensation

      In 2006, Epic began issuing options to purchase common stock to employees as compensation. Epic records as compensation expense the fair value of such shares as calculated pursuant to Statement of Financial Accounting Standard No. 123R, Accounting for Stock-Based Compensation ("SFAS No. 123R"), recognized over the related requisite service period. Epic accounts for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123R and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Non-Employees for Acquiring, or in Conjunction with Selling Goods or Services". For accounting purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the services received or the fair value of the equity instruments issued, whichever value it more reliably measurable. Epic utilizes a standard option pricing model, the Black-Scholes model, to measure the fair value of stock options granted.

3. Going Concern

      As shown in the accompanying financial statements, Epic incurred recurring net losses chargeable to common shareholders of $3,970,214 and $20,000 in fiscal 2006 and 2005, respectively, and has an accumulated deficit of $ 4,068,526 as of December 31, 2006. These conditions create an uncertainty as to Epic's ability to continue as a going concern. Management is trying to raise additional capital through various funding arrangements. The financial statements did not include any adjustment that might be necessary if Epic is unable to continue as a going concern.

4.    Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets consisted of the following at December 31, 2006.

      Workers' Compensation & Liability Insurance $86,886
      Directors' and Officers' Insurance           33,333
                                                 --------
            Total                                $120,219
                                                 ========

5.   Acquisition of Oil and Gas Properties

     In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas.

     The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000.

     In December 2006 Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage were one producing gas well and six shut-in gas wells. Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells in the next few months. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.

6.    Other Mineral Reserves

      Our proved oil and gas properties in Rush County, Kansas contain a Helium reserve estimated between 1% and 2% of our proved gas reserves of the property. Our engineers engaged to perform an analysis of our Oil and Gas reserves estimate that our average proved Helium reserve gross of extraction costs is approximately $1,566,947. We are currently in negotiations with a third party that would extract our Helium reserves for a cost of approximately half of our estimated a reserve. As a result we have stated our net other mineral reserves at an estimated net value of $783,474 at December 31, 2006.

7.    Asset Retirement Obligations

      Epic records depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a straight line basis, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines. The following table indicates the changes to Epic's ARO account:

     Balance at December 31, 2005                   $0
     Liabilities Incurred                     $148,964
     Accretion Expense                             725
                                          ------------
           Balance at December 31, 2006       $149,689
                                              ========

     Current asset retirement obligation    $    7,346
     Long-term asset retirement obligation    $142,343
                                              --------
                                              $149,689

8.   Long-Term Debt

      In December 2006, Epic borrowed $2,500,000 secured by the Rush County Kansas property. The note is for a term of 42 months pursuant to 10% interest. The monthly principal and interest payment of this note is approximately $71,000.

      If the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note.

      Long-term debt at December 31, 2006 consists of the following:

      Note payable secured by property acquired             $2,486,386
      Note payable General Liability Insurance                  65,480
      Note payable Director & Officers Insurance                28,800
      Less current maturities                                 (872,990)
                                                            -----------
                                                            $1,707,676
                                                            ===========

      The long-term debt is scheduled to mature as follows, subject to production payments:

               Year ending
              December 31st,                              Amount

                  2007                                   $872,990
                  2008                                    849,504
                  2009                                    849,504
                  2010                                      8,668
                  2011                                          -
                  Thereafter                                    -
                                                       -----------
                                                        2,580,666
         Less: current portion of long-term debt         (872,990)
                                                       -----------
         Total long-term debt, net of current
          maturities                                   $1,707,676
                                                       ===========

9.  Stockholders' Equity

      Following its original incorporation in June 1989, Epic had issued 100,000,000 shares of its no par value common stock to an officer as payment for services related to the organization and start-up of the Company. The value of the transaction could not be objectively measured as a related party rendered the services. The transaction has been recorded at no value since the Board of Directors determined that the rendered services for which these shares had been issued were incomplete. On November 2, 2001, the Board of Directors authorized the cancellation of the original 100,000,000 shares of common stock, as a result of the incomplete performance.

      On April 7, 2000, the Board of Directors authorized a 1-to-8 reverse split of Epic's no par value common stock, effective on that date. All share and per share amounts reflect this reverse split.

      In May 2000, Epic conducted a private placement offering whereby it sold 1,260,000 shares of its no par value common stock for $0.05 per share pursuant to an exemption from registration claimed under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, and Regulation D promulgated hereunder. Epic received net proceeds of $63,000.

      On September 15, 2004, Mark W. Moniak was appointed as Director, President, and Chief Executive Officer of Epic. Epic does not have an employment agreement with Mr. Moniak. Epic issued 4,000,000 shares of its common stock, valued at $5,000, to Mr. Moniak in return for Mr. Moniak serving as Epic's President until September 15, 2005.

      During the year ended December 31, 2004, Epic incurred $9,305 of expenses which were paid by stockholders and recorded as additional paid-in capital.

      On March 11, 2005, Epic held a special meeting of its shareholders. At this meeting, the shareholders of Epic held a 20-for-1 forward stock split of Epic's common stock. All share and per share data has been retroactively restated to reflect this forward stock split.

      During the year ended December 31, 2005, Epic incurred $17,386 of expenses which were paid by stockholders and recorded as additional paid-in capital.

      On April 4, 2006, Epic signed an agreement for the sale of 44,000,000 shares of common stock to five individuals for an aggregate price of $440. Mark
W. Moniak, Epic's President and only director, appointed Rex Doyle, John Ippolito and David Reynolds as directors of Epic. Following these appointments Mr. Moniak, resigned as an officer and director of Epic. Epic's new directors then appointed the following persons to be officers of Epic:

            Name              Position
            ----              --------

            Rex Doyle         Chief Executive and Principal Financial Officer
            John Ippolito     President
            David Reynolds    Executive Vice President and Secretary

      In addition to the shares issued for cash stated above, 902,755 shares of stock were issued in a private offering in December 2006. The total cash received was $902,755. There were no registration rights penalties associated with this issuance. The shares issued were restricted shares in accordance with SEC section 144.

      In December 2006, 45,000 shares of common stock were issued to directors for services rendered and for services to be rendered over the next 12 months. The fair market value using the closing price of the Epic's stock on the measurement date was $65,254 of which $13,594 has been recorded as compensation expense. 30,000 shares of common stock were issued to key employees for services previously rendered. The fair market value of the services rendered for the common stock was approximately $43,500 using the closing price of Epic's stock on the measurement date and is included as component of compensation expense.

      In December 2006, 3,200,000 shares of stock were issued to purchase proved oil and gas properties in Rush County, Kansas. Based upon the closing price of Epic's stock on the effective date of the purchase agreement, the value was $8,480,000. Additionally, 3,846 shares were issued in December 2006 for un-proved oil and gas properties in Oklahoma. The value of the stock at the time of purchase was $10,000 based upon the closing price of Epic's stock on the agreement effective date.

      In April 2006 several shareholders loaned Epic $300,000. The loans were unsecured, did not bear interest and were to be cancelled at such time as Epic's common stock became eligible for listing on the OTC Bulletin Board. In September 2006 Epic's common stock was listed on the OTC Bulletin Board, the loans were cancelled, and the $300,000 liability was reclassified as additional paid-in capital.

10. Income Taxes

     During 2006 and 2005, EPIC incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $645,000 at December 31, 2006, and will expire in the years 2019 through 2026.

   At December 31, 2006, deferred tax assets consisted of the following:

                       Deferred tax assets
                         Net operating losses             $225,700
                         Less:  valuation allowance       (225,700)
                                                         ----------
                       Net deferred tax asset                   $0
                                                         ----------

11.   Commitments and Contingencies

   Epic is not currently involved in any pending legal proceedings. In the future, Epic may become involved in various legal proceedings from time to time, either as a plaintiff or as a defendant. and either in or outside the normal course of business. Epic is not now in the position to determine when, if ever, such legal proceedings may arise. If Epic becomes involved in legal proceedings, Epic's financial condition, operations, or cash flows could be materially adversely affected, depending on the facts and circumstances related to such proceedings.

12.   Lease Agreement

      Our executive offices are located in The Woodlands, Texas, in a leased facility consisting of approximately 1,500 square feet requiring lease payments of $2,400 per month. The lease for our offices expires on December 31, 2006, however we can extend the lease for a subsequent period of 12 months at that time. All of our facilities are in good repair.

13.   Stock Options and Warrants

      There were no stock options issued or outstanding prior to 2006. A summary of changes in outstanding options is as follows:

                                          Weighted         Weighted
                                          Average           Average
                                          Options         Share Price
                                          --------        -----------
Outstanding at December 31, 2005                --                --

Changes during the year:
      Granted                              600,000             $1.75
      Exercised                                 --                --
      Forfeited                                 --                --
                                      ------------        ----------

Outstanding at December 31, 2006           600,000             $1.75

Options outstanding and exercisable as of December 31, 2006:

                                                  Exercisable
                                                   Remaining
                                     Outstanding    Number
                     Exercise Price     Life      of Shares
                     -----------     -----------  -----------
                        $.50           2 years      300,000
                       $3.00           2 years      300,000

Epic has determined, based upon the Black-Scholes model, that the fair value of the warrants on the date of grant was approximately $335,619, using an expected life of two years, volatility of 47% and a risk-free interest rate of 4.9%.

14.   Subsequent Events

      On March 12, 2007 Rex Doyle (Chief Executive Officer) and John Ippolito (President) surrendered to the Company a total of 23,200,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

   In January 2007 the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the prospect and 3,100,000 shares of Epic's common stock. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000.


SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      All of our operations are directly related to oil and gas producing activities located in Kansas and Oklahoma; we did not own or participate in any oil and gas properties prior to January 1, 2006.

         Capitalized Costs Relating to Oil and Gas Producing Activities

         December 31,                                2006
                                                 -----------
         Proved oil and gas properties           $ 10,447,59
         Unproved oil and gas properties              60,000
                                                 -----------
         Total capitalized costs                  10,507,590
         Less impairment allowance                (3,062,265)
         Less accumulated depreciation
         and amortization                            (30,814)
                                                 -----------
         Net Capitalized Costs                   $ 7,414,511
                                                 ===========

         Costs Incurred in Oil and Gas Producing Activities

         For the Fiscal Years Ended December 31,                2006
                                                             ----------
         Acquisition of proved properties                   $10,296,526
         Acquisition of unproved properties                      60,000
         Development costs                                        2,100
         Exploration costs                                            -
         Asset retirement costs recognized according
          to SFAS No. 143                                       148,964
                                                             ----------
         Total Costs Incurred                               $10,507,590
                                                             ==========

      Results of Operations from Oil and Gas Producing Activities

         For the Fiscal Years Ended December 31,                2006
                                                             ----------
         Oil and gas revenues                                $   73,073
         Production costs and taxes                             (59,460)
         Depreciation and amortization and ARO accretion        (31,539)
                                                             ----------
         Results of operations before income taxes              (17,926)
         Provision for income taxes                                  --
                                                             ----------
         Results of Oil and Gas Producing Operations        $  (17,926)
                                                             ==========

      The Company has presented the reserve estimates utilizing an oil price of $56.32 per Bbl and a natural gas price of $5.02 per Mcf as of December 31, 2006. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf).

      The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

   The Company's reserve information was prepared by independent petroleum engineering consultants as of December 31, 2006. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

      A summary of changes in proved reserve balances is presented below:


                                       Total Proved           Proved Developed
                                       ------------           ----------------
                                     BBL          MCF          BBL         MCF
                                     ---          ---          ---         ---
Reserves as of January 1, 2006         -            -            -           -
Purchase of reserves in place      3,717    4,985,197        3,717   2,793,010

Sale of reserves in place              -            -            -           -
Extensions and discoveries             -            -            -           -
Revisions of previous estimates        -            -            -           -
Production                             -      (14,879)           -     (14,879)
                                  -------  -----------      -------  ----------
Reserves as of December 31, 2006   3,717    4,970,318        3,717   2,778,131
                                  =======  ===========      =======  ==========

      The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS No. 69). The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

      The standardized measure of discounted future net cash flows, in management's opinion, should be examined with caution. The basis for this table is the reserve studies prepared by independent petroleum engineering consultants, which contain imprecise estimates of quantities and rates of production of reserves. Revisions of previous year estimates can have a significant impact on these results. Also, exploration costs in one year may lead to significant discoveries in later years and may significantly change previous estimates of proved reserves and their valuation. Therefore, the standardized measure of discounted future net cash flow is not necessarily indicative of the fair value of the Company's proved oil and natural gas properties.

      Future income taxes are based on year-end statutory rates, adjusted for net operating loss carry forwards and tax credits. A discount factor of 10% was used to reflect the timing of future net cash flows. The Standardized Measure of Discounted Future Net Cash Flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties.

            Standardized Measure of Discounted Future Net Cash Flows
                     Relating to Proved Oil and Gas Reserves


                                                              December 31, 2006
                                                              -----------------

        Future cash inflows                                    $  25,156,646

        Future costs:
          Production and development costs                       (9,993,835)
          Future income taxes                                    (1,807,558)
                                                                 -----------
          Future net cash flows                                  13,355,253
          10% annual discount for estimated timing of
           cash flows                                            (6,000,742)
                                                                 -----------
          Standardized measure of discounted future net
           cash flows                                          $  7,354,511
                                                               =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's chief executive officer has evaluated the Company's disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, the Company's chief executive officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by our independent accountants.

      As a development stage company, the company has used outsourced bookkeeping and part time accounting resources to help prepare the financial statements. The company plans to hire a full time Chief Financial Officer as soon as the necessary funding is secured. In the interim, the company will continue to strive to improve the controls over the financial reporting processes.

      There has been no change in our internal controls over financial reporting that have occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

   None.

                                    PART III

ITEM 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS:
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of the Company, their respective positions and ages, and the year in which each director was first elected, are set forth in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Additional information concerning each of these individuals follows the table.



                                                                  Director
Name                    Age    Position with the Company           Since
----                    ---    -------------------------          --------
Rex Doyle               48     Chief Executive Officer and
                                Chairman of the Board               2006
John Ippolito           47     President                            2006
Dave Reynolds           55     Executive Vice President             2006
John R. Sherwood        65     Director                             2006
Rob Eissler             54     Director                             2006
Dr. Robert Ferguson     63     Director                             2006

Rex P. Doyle, Chairman and CEO

      Mr. Doyle has over 25 years of diversified experience in oil and gas, industrial distribution and energy services. For the last 5 years he has held senior positions with Baker Energy, a major publicly traded oilfield services company, and served as Senior Vice President-Global Operations responsible for a workforce of over 2,300 professionals and technicians working in 12 countries around the globe. Mr. Doyle began his career with Texaco USA, holding various production engineering positions optimizing mature fields in the Gulf Coast area. Mr. Doyle has also had a number of leadership positions outside the oil and gas industry which include managing a division of a large diversified manufacturing and distribution company. Mr. Doyle graduated with a BS in Mechanical engineering from The Ohio State University, and has been a licensed professional engineering in the state of Louisiana. He graduated with an MBA, with Distinction, from the University of Michigan, and also graduated from the Harvard IPAA Program for Owners and Executives.

John S. Ippolito, President

      Mr. Ippolito has over 25 years of experience in the oil and gas industry including leadership positions with a number of large energy service companies and participating in the successful start-up of 2 other companies. For the last 3 years he has held the position of Senior Executive Business Developer responsible for the development, execution and management of "new market" strategies producing over $55MM per year in new business and execution of over $60MM per year in capital development. Mr. Ippolito began his career with International Consulting Services, a start-up company, where he co-founded and successfully managed its growth establishing regional service offices in Louisiana, Texas and Oklahoma. Mr. Ippolito was a primary principle and founder of another start-up company, American Downhole, Inc., successfully managing the company for five years establishing offices in Houston, TX, and Lafayette, LA.

Mr. Ippolito has also held senior management positions, with domestic and international responsibilities, with notable companies such as Hunting International, Operational Services Inc., Schlumberger Ltd., and Baker Energy. Mr. Ippolito attended the University of Southeastern Louisiana specializing in Marketing and Business Management.

David R. Reynolds, Executive Vice President

      Mr. Reynolds has over 30 years of experience in the oil and gas industry with a focus on acquisitions and raising venture capital. After 10 years with Amoco, Anadarko and The Superior Oil Company, he joined Union Texas Petroleum in their Special Projects and Planning Group. While at Union Texas Mr. Reynolds assisted in the management buyout facilitated by the investment group KKR. Mr. Reynolds joined Norcen Explorer in 1991 to start up and manage an A&D Group focusing on the Gulf of Mexico. Within four years, Norcen became a major producer in the Gulf. In 1997 Mr. Reynolds formed Genesis Resources. Through strategic acquisitions, within three years, Genesis had a substantial size reserve base and in 2000 sold its oil and gas production to ERT, a subsidiary of Cal Dive. Most recently Mr. Reynolds and two partners formed Orion Oil & Gas focusing on acquiring oil and gas producing reserves in strategic geographically areas. Within twelve months Orion had built a substantial proven reserve base and in December 2005, Mr. Reynolds and Orion sold its producing reserve base to a third party E&P company. Mr. Reynolds graduated with a BA degree from the University of Oklahoma and has a MBA from Central State University.

      John R. Sherwood, Chief Executive Officer, Anglo-Suisse Offshore Partners LLC Mr. Sherwood's management experience includes industry leaders such as Baker Hughes E&P, Western Atlas E&P, Gulf Oil, Conoco and BP. During his 30+ years exploring for and discovering oil and gas around the world, John has successfully structured many domestic and international projects, including important discoveries in the Gulf of Mexico.

     Rob Eissler, President, Eissler and Associates, Texas State Representative, 80th Legislature 2007-2008 Mr. Eissler is currently President of Eissler & Associates, an executive recruiting firm based in The Woodlands, Texas. Rob received a B.A. in Architecture from Princeton University, and then served his country as a carrier-based attack pilot on the USS John F. Kennedy in the United States Navy.

     Dr. Robert Ferguson, President and Founder, Leadership Institute for Vision & Ethics (LIVE) Dr. Ferguson has spent over twenty years equipping men and women to be successful leaders in various businesses, professions, schools, churches and other non-profit organizations. Dr. Ferguson's academic education includes training in electrical engineering, classics, law, philosophy and theology, with degrees from various universities and seminaries in both Australia and America.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Except as set forth below, the Company believes that during the year ended December 31, 2006, its officers, directors and holders of more than 10% of the

Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended December 31, 2006 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Employee  Code of  Conduct  and Code of Ethics  and  Reporting  of  Accounting
Concerns

      The Company has adopted an Employee Code of Conduct (the "Code of Conduct"). We require all employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest.

      The Company also has adopted a Code of Ethics for our Chief Executive Officer, our Chief Financial Officer, and all other financial officers and executives. This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code of Conduct and Code of Ethics are filed with the SEC.

Audit Committee Financial Expert

      The Company's Board of Directors has not elected an audit committee financial expert as of December 31, 2006.

Identification of Audit Committee

      The Board of Directors currently does not have an Audit Committee.

      When an audit committee is established, the Audit Committee will be responsible for the selection and retention of our independent auditors, reviewing the scope of the audit functions of the independent auditor, and reviewing audit reports rendered by our independent auditors. The Audit Committee will oversee the Company's financial reporting process on behalf of the Board of Directors. Management has the primary responsibility for the financial statements, accounting policies and procedures, and the reporting process, including the systems of internal controls. In fulfilling its oversight responsibilities, the Committee will review and discuss with management the audited financial statements in the Annual Reports on Form 10-KSB and the unaudited financial statements included in the Quarterly Reports on Form 10-QSB.

ITEM 10. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last two completed fiscal years, since inception.

Summary Compensation Table


                      Annual Compensation                                     Long Term Compensation
------------------------------------------------------------- ---------------------------------------------------
                                                              Restricted
                                              Other Annual      Stock        Options/    LTIP         All Other
Name     Title    Year  Salary ($) Bonus ($) Compensation ($)  Awarded ($)  SARs (#)  Payouts($)  Compensation($)
----     -----    ----  ---------- --------  ---------------- ------------  --------  ----------  ---------------

Rex     CEO        2006  $118,750       0          0              0         200,000         0             0
Doyle   &          2005         0       0          0              0               0         0             0
        CFO

John    President 2006   $105,625       0          0              0         200,000         0             0
Ippolito          2005          0       0          0              0               0         0             0

Dave              2006    $75,000       0          0              0         200,000         0             0
Reynolds Executive2005    $75,000       0          0              0               0         0             0
         Vice
         President


2006 Stock Incentive Plan

      In October 2006, the Company's 2006 Stock Incentive Plan (the "2006 Plan") was adopted by the Board of Directors. The following lists, as of December 31, 2006, defines the options granted pursuant to the Plan. Each option represents the right to purchase one share of the Company's common stock.


                                 Total          Shares
                                 Shares        Reserved for     Shares       Remaining
                                Reserved       Outstanding     Issued as  Options/Shares
Name of Plan                  Under Plans       Options      Stock Bonus   Under Plans
------------                  -----------     ------------   ----------- --------------
Incentive Stock Option Plans    2,000,000              --           N/A     2,000,000
Non-Qualified Stock Option
 Plans                          3,000,000         600,000           N/A     2,400,000
Stock Bonus Plans               1,000,000             N/A     1,000,000



ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2006, and by the officers and directors, individually and as a group. All shares are owned directly.


Title  of           Name  and  address           Amount  of         Percent
  class             of beneficial owner     beneficial ownership    of class
---------           -------------------     --------------------    --------

Common Stock       Rex Doyle - Officer          20,000,000           37.3%
                   30 Fernglen
                   The Woodlands, TX  77380

Common Stock       John Ippolito - Officer      20,000,000           37.3%
                   9007 Deerwick Ct.
                   Tomball, TX  77375

Common Stock       Dave Reynolds - Officer       2,000,000            3.7%
                   4311 Candlewood Park
                   Katy, TX 77494

Common Stock       Mark W. Moniak,               4,000,000            7.4%
                   Non-employee Shareholder
                   1240 India St #1907
                   San Diego, CA 92101

Common Stock       All Officers and Directors
                   as a group                   42,045,000           78.3%


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have not been a party to any transaction, proposed transaction, or series of transactions in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

ITEM 13 EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit
Number  Description
------  -----------


(31)(32)Certification

  31. Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002

  32. Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

      Comiskey & Company PC, and Malone & Bailey PC, provided audit services to the Company in connection with its quarterly and annual reports for the fiscal years ended December 31, 2006 and 2005. The aggregate fees billed by Comiskey & Company PC for the audits of the Company's annual financial statements and a review of the Company's quarterly financial statements was $ 12,096. Epic estimates the fees to complete the financial audit by Malone & Bailey PC will be approximately $17,000.

Audit Related Fees
------------------
      None.

Tax Fees
--------

      None.

All Other Fees
--------------

      None

Audit Committee Pre-Approval
----------------------------

      The Company does not have a standing audit committee. Therefore, all services provided to the Company by Comiskey & Company PC and Malone & Bailey, PC as detailed above, were pre-approved by the Company's board of directors.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of April 2007.


                                    EPIC ENERGY RESOURCES, INC.



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


Signature                           Title                     Date


_/s/ Rex Doyle__________           Director                April 17, 2007
Rex Doyle


_/s/ Robert Eissler_____           Director                April 17, 2007
Robert Eissler


_/s/ Robert Ferguson____           Director                April 17, 2007
Robert Ferguson

                           EPIC ENERGY RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS