Form 10QSB
period 2007-03-31
EPIC CAPITAL GROUP, INC.
filed 2007-05-15
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended MARCH 31, 2007

                                       OR

(  )  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                           EPIC ENERGY RESOURCES INC.
                         ------------------------------

          Colorado                                      94-3363969
---------------------------               ------------------------------------
State or other jurisdiction               (I.R.S.) Employer Identification No.
     of incorporation

                           10655 Six Pines, Suite 210
                             The Woodlands, TX 77380
                  --------------------------------------------
                     Address of principal executive offices

                                 (281) 419-3742
                   -----------------------------------------
               Registrant's telephone number, including area code

                             21 Waterway, Suite 300
                             The Woodlands, TX 77380
              ----------------------------------------------------
          Former name and former address of principal executive offices

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             YES [X]         NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

              Yes                         No    __X___
                  ------------                    -


As of May 10, 2007, the Company had 30,721,613 issued and outstanding shares of common stock.

                            EPIC ENERGY RESOURCES INC
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                       March 31, 2007 & December 31, 2006
                                   (unaudited)

                                                      March 31,    December 31,
                            Assets                       2007         2006
                                                     ----------    ------------
Current assets:
   Cash and cash equivalents                     $     651,598    $   590,172
   Accounts receivable                                  70,936          4,600
   Prepaid expenses and other current assets           113,749        120,219
                                                    ----------      ---------
         Total current assets                          836,283        714,991

 Oil and gas properties (full-cost method),
 net of depletion and impairments
   Proved developed                                  7,414,511      7,354,511
   Unproved                                                            60,000
Other mineral reserves                                 783,474        783,474
                                                    ----------     ----------
         Total assets                               $9,034,268     $8,912,976
                                                    ==========     ==========

              Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                 $   26,950     $   97,630
   Accrued liabilities                                   36,707         7,346
   Current portion of long-term debt                    927,592       872,990
                                                    -----------     ---------
         Total current liabilities                      991,249       977,966
Long-term liabilities:
   Asset retirement obligations                         147,712            --
   Long-term debt                                     1,694,344     1,850,019
                                                    -----------     ---------
         Total liabilities                            2,833,305     2,827,985
                                                    ------------    ---------
Stockholders' Equity
   Preferred stock, no par value; 10,000,000
     shares authorized; no shares issued and
     Outstanding                                             --             --
   Common stock, no par value; 750,000,000
     shares authorized; 30,721,613 shares
     issued and outstanding at March 31, 2007         10,337,605     9,822,605
   Additional paid-in capital                            383,588       330,912
   Deficit accumulated during development stage       (4,520,230)
(4,068,526)
                                                    ------------     ---------
         Total stockholders' equity                    6,200,963     6,084,991
                                                    ------------     ---------
                                                    $  9,034,268   $ 8,912,976
                                                    ============     =========

See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

         Three months ended March 31, 2007 and 2006 and the Period from
                April 10, 2000 (inception) through March 31, 2007
                                   (unaudited)
                                                                 For the Period
                                                                 From Inception
                                                                (April 10, 2000)
                                                                  To March 31,
                                           2007         2006           2007
                                        ----------   -----------   -----------
Revenue from operations:
   Oil & gas revenue                    $      742   $        --   $    73,815
   Consulting revenue                       74,842            --       108,032
                                        ----------   -----------   -----------
       Revenue from operations              75,584            --       181,847
                                         ----------   -----------    ---------
Cost of operations:
   General and administrative expenses     427,642         2,271     1,452,255
   Lease operating expense                  64,303            --       123,763
   Depletion expense                            --            --        30,814
   Accretion expense                         5,369            --         6,094
   Impairment of oil and gas properties         --            --     3,062,265
                                        ----------   -----------   -----------
      Cost of operations                   497,314         2,271     4,675,191
                                        ----------   -----------   -----------
      Loss from operations                (421,730)       (2,271)   (4,493,344)

Other income (expense):
   Interest and other income                 2,103            --         5,622
   Interest expense                        (32,077)           --       (32,508)
                                        ----------   -----------   ------------

      Net loss                         $  (451,704)  $    (2,271)  $(4,520,230)
                                        ==========   ===========  =============
Loss per common share - Basic
   and Diluted:                        $     (0.01)  $    ($0.00)
                                        ==========   ===========
Weighted average number of common
 shares outstanding                     52,659,835     5,260,000
                                        ==========   ===========





See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
            CONSOLIDATED STATEMENTS OF CASH FLOWS Three months ended
                           March 31, 2007 and 2006 and
        the period from April 10, 2000(inception) through March 31, 2007
                                   (Unaudited)


                                        For the       For the      Inception
                                     period ended  period ended (April 10, 2000)
                                       March 31,     March 31,   to March 31,
                                         2007          2006           2007
                                     ------------  ------------ ----------------

CASH FLOWS FROM OPERATING
ACTIVITIES
   Net loss                         $  (451,704)    $ (2,271)    $(4,520,230)
    Adjustments to reconcile net
    loss to net cash flows from
    operating activities:
      Depletion                              --           --          30,814
      Impairment of oil and gas
       properties                            --           --       3,062,265
      Accretion of ARO                    5,369           --           6,094
      Shares issued for compensation    113,676           --         480,086
Changes in operating assets and
liabilities:
           Accounts payable             (70,670)      (2,750)        (23,037)
           Accounts receivable          (66,336)          --         (70,936)
           Prepaid expenses              32,462           --         (87,757)
           Accrued liabilities           86,813           --          86,813
                                     ------------  -----------     -----------

      Net cash flows from operating
       activities                      (350,390)      (5,021)     (1,035,888)

CASH FLOWS FROM INVESTING
 ACTIVITIES
     Acquisition of properties               --           --        (102,100)
                                     ------------  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable           (42,184)          --         (66,273)
    Proceeds from debt                       --           --         104,752
    Proceeds from the issuance of
     common stock                       454,000           --       1,420,195
    Capital donated by shareholders          --        5,021         330,912
                                     ------------  -----------     -----------
    Net cash flows from financing
     activities                         411,816        5,021       1,789,586

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                  61,426           --         651,598
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                  590,172           --              --
                                     ------------  -----------     -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $  651,598    $      --       $ 651,598
                                     ============  ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                --           --              --
Income taxes paid                            --           --              --

NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
    Insurance policies acquired
      with debt                      $   25,992    $      --       $       --
                                     ============  ===========     ===========
    Note payable for Oil and
      Gas properties expenses        $   57,462    $      --       $       --
                                     ============  ===========     ===========
     Oil and gas properties acquired
        with stock                   $       --    $      --       $8,480,000
                                     ============  ===========     ===========
     Note payable for Oil and
         Gas properties              $       --    $      --       $1,707,673
                                     ============  ===========     ===========

          See accompanying notes to consolidated financial statements.

                            EPIC ENERGY RESOURCES INC

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

      The accompanying consolidated financial statements of Epic Energy Resources, Inc.("Epic") at March 31, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Epic's audited financial statements and notes thereto included in Epic's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the three months ended March 31, 2007 are not necessarily indicative of the results which can be expected for the entire year.

1.   Going Concern

      As shown in the accompanying financial statements, Epic incurred net losses of $451,704 for the period ended March 31, 2007, and has an accumulated deficit of $4,520,230 as of March 31, 2007. These conditions create an uncertainty as to Epic's ability to continue as a going concern. The ability of the company to continue as a going concern is dependent on its ability to raise additional capital through various funding arrangements. The financial statements did not include any adjustments that might be necessary if Epic is unable to continue as a going concern.

      Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for Epic to continue as a going concern. See the liquidity and capital resources commentary within the plan of operations section of this report for more detail related to Epic's plans for raising additional capital.

2.    Oil and Gas Properties

      In December 2006, Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas.

      The acreage and wells were acquired for $100,000 in cash; a $2,500,000 loan from the sellers of the prospect; and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. The wells had an impairment charge of $3,062,265 at December 31, 2006.

                            EPIC ENERGY RESOURCES INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Oil and Gas Properties (cont'd)

      In December 2006, Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage was one producing gas well and six shut-in gas wells. Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells in the next few months. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.

      In January 2007 the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was no production from these properties during the three month period ended March 31, 2007.

3.    Long-Term Debt

      In December 2006, Epic borrowed $2,500,000 secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $71,000.

      Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. Under these terms, during the three month period ended March 31, 2007, Epic incurred an additional $62,564 in LOE expenses associated with the Rush County property as the property had no production during the three month period then ended. Expenses are paid by the lender and due to the lack of revenue in the current quarter these expenses resulted in an increase in the note.

      Epic also finances certain insurance polices in the normal course of business at prevailing market rates.

      Long-term debt at March 31, 2007 consists of the following:

         Note payable secured by property acquired              $2,543,848
         Notes payable - Insurance financing agreements             78,088
         Less current maturities                                  (927,592)
                                                                -----------
                                                                $1,694,344
                                                                ===========

                            EPIC ENERGY RESOURCES INC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Stockholders' Equity

      During the three month period ended March 31, 2007, Epic had the following equity transactions:

      454,000 shares of stock were issued in a private offering during the three month period ended March 31, 2007. The total net cash received was $454,000. There were no registration rights associated with this issuance. The shares issued were restricted shares in accordance with SEC section 144.

      In December 2006, an employment agreement which included the future issuance of 200,000 shares of restricted common stock was completed for services to be provided over the next 36 months. The fair market value using the closing price of the Epic's stock on the measurement date was $554,000 of which $46,168 has been recorded as compensation expense during the current period. In addition on March 26, 2007, 20,000 shares of common stock was issued a consultant for services previously rendered. The fair market value of the services rendered for the common stock was approximately $61,000 using the closing price of Epic's stock on the measurement date and is included as component of compensation expense.

      On March 12, 2007 Epic's Chief Executive Officer and President surrendered to the Company a total of 23,200,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan. 10,000 shares were also retired by the transfer agent during the three month period ended March 31, 2007.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Organization and History

      Epic was incorporated in Colorado on June 6, 1989. Following its formation, Epic was inactive until April 2000, when Epic decided to become involved in the mortgage business. Epic planned to generate mortgage loans, sell the loans to financial institutions and service the loans on behalf of the financial institutions. During the nine months ended September 30, 2001, Epic discontinued its efforts to become involved in the mortgage business and until April 4, 2006, was engaged primarily in the evaluation of acquisition targets.

      On March 11, 2005, the shareholders of Epic approved a 20-for-1 forward split of Epic's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this stock split.

      On April 4, 2006, Epic sold 44,000,000 shares of its common stock to five persons, including Rex Doyle and John Ippolito, both officers and directors of Epic. Following this transaction, Epic began operating in the oil and gas industry.

      On May 15, 2006, Epic's shareholders:

          o approved amendments to its Articles of Incorporation which changed the corporate name to Epic Capital Group, Inc., and

          o changed Epic's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      Between October 1, 2006 and December 1, 2006, Epic sold 481,600 Units, at a price of $1.00 per Unit, to a group of private investors. Each Unit consisted of one share of Epic's common stock and one warrant. Each warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009.

      On December 1, 2006, Epic's shareholders approved an amendment to its Articles of Incorporation which changed the corporate name to Epic Energy Resources, Inc.

      On March 12, 2007 Rex Doyle and John Ippolito each agreed to the cancellation of 11,600,000 of their respective shares of Epic's common stock.

Operating Activities

      In December 2006, Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas.

      The acreage and wells were acquired for $100,000 in cash; a $2,500,000 loan from the sellers of the prospect; and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. The wells had an impairment charge of $3,062,265 at December 31, 2006.

      In December 2006, Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage was one producing gas well and six shut-in gas wells. Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells in the next few months. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.

      In January 2007 the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was no production from these properties during the three month period ended March 31, 2007.

      Epic expects its Kay County, Oklahoma wells will provide cash flow by June 30, 2007. Epic also believes its wells in Rush County, Kansas will start generating cash again starting September 30, 2007.

      Since Epic was not conducting any business during the three months ended March 31, 2006, a comparison of operations and other financial data for the quarter ended March 31, 2007 with the comparable period in 2006 is not meaningful.

      Epic plans to have two divisions which will operate in the following areas:

     o Oil and Gas Exploration and Development - This division will evaluate, review and acquire existing low risk oil and gas producing properties.

     o Engineering and Infrastructure Management - This division will consist of three main business units. Epic estimates that this division will require the services of 100 or more professionals.

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

      Epic estimates that its Engineering and Construction Management division will require the services of approximately 100 professionals. Epic estimates that it will need $4,000,000 to establish this division.

Liquidity and Capital Resources

     Epic incurred losses for the three months ended March 31, 2007 and the fiscal year ended December 31, 2006. As of March 31, 2007 Epic had a working capital deficit of $154,966 and had an accumulated deficit of $4,520,230. These conditions create an uncertainty as to Epic's ability to continue as a going concern. Epic's current rate of expenditures for monthly operating expenses is approximately $80,000. Epic needs additional capital to fund its operating losses, explore for oil and gas, and to establish its engineering and construction management division. Epic expects that its gas wells will begin generating cash by June 2007, which will reduce the cash needed to fund its operations. Although Epic is attempting to raise additional capital, as of May 10, 2007 Epic did not have commitments from any person to provide it with any additional capital. The financial statements included as part of this report do not include any adjustments that might be necessary if Epic is unable to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES

      Rex Doyle, Epic's Chief Executive and Principal Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mr. Doyle concluded that Epic's disclosure controls and procedures were not effective to ensure that information required to be disclosed by Epic in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. This conclusion is based upon the number and magnitude of the year end adjusting entries and additional financial reporting disclosures identified by Epic's independent accountants.

      As a development stage company, Epic has used outsourced bookkeeping and part time accounting personnel to help prepare its financial statements. Epic plans to hire a full time Chief Financial Officer as soon as necessary funding is obtained. In the interim, Epic will work to improve the controls over its financial reporting processes.

      There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

      Item 6. Exhibits

          Number          Exhibit
          ------          -------

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2007.

                              EPIC ENERGY RESOURCES INC.




                               By:   /s/ Rex Doyle
                                    -----------------------------------------
                                    Rex Doyle, Chief Executive Officer and
                                    Principal Financial and Accounting Officer