Form 10QSB
period 2007-06-30
EPIC CAPITAL GROUP, INC.
filed 2007-08-16
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______ to ________.

      Commission File Number 0-31357

                           EPIC ENERGY RESOURCES, INC.

           Colorado                                   94-3363969
-------------------------------          ------------------------------------
  State or other jurisdiction            (I.R.S.) Employer Identification No.
      of incorporation
                           10655 Six Pines, Suite 210
                             The Woodlands, TX 77380
                          ---------------------------
                     Address of principal executive offices

                                 (281) 419-3742
               --------------------------------------------------
               Registrant's telephone number, including area code

                                       N/A
                       ---------------------------------
 Former name, former address and former fiscal year, if changed from last report

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

As of August 14, 2007, the Company had 30,834,946 outstanding shares of common stock.

Transitional Small Business Format (check one):    Yes   ____       No   X
                                                                        -----

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                 Form 10-QSB for the Quarter Ended June 30, 2007


                                      INDEX


PART I.   FINANCIAL INFORMATION                                           Page
          ---------------------

Item 1.  Financial Statements

Consolidated Balance Sheets (unaudited) as of June 30, 2007
 and December 31, 2006                                                       2

Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2006 and for the Period
 from April 10, 2000 (inception) through June 30, 2007                       3

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2006 and for the Period from
 April 10, 2000 (inception) through June 30, 2007                            4

Notes to Consolidated Financial Statements (unaudited)                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  9

Item 3. Controls and Procedures                                             12

PART II.  OTHER INFORMATION
          -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        13

Item 6.  Exhibits and Reports on Form 8-K                                   13

Signatures

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                   June 30,     December 31,
                                                     2007            2006
                                                   -------      ----------
                                     Assets
Current assets:
   Cash and cash equivalents                       $  513,723   $   590,172
   Accounts receivable                                 10,000         4,600
   Prepaid expenses and other current assets           64,999       120,219
                                                       ------  ------------
         Total current assets                         588,722       714,991

Oil and gas properties (full-cost method),
 net of depletion and impairments
   Proved developed                                 6,075,984     7,354,511
   Unproved                                                 -        60,000
Other mineral reserves                                783,474       783,474
                                                 ------------   -----------
         Total assets                              $7,448,180    $8,912,976
                                                   ==========    ==========

            Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                              $     42,092  $     97,630
   Accrued liabilities                                 81,862         7,346
   Current portion of long-term debt                  877,046       872,990
                                                  -----------   -----------
         Total current liabilities                  1,001,000       977,966

Long-term liabilities:
   Asset retirement obligations                       153,081            --
   Long-term debt                                   1,750,431     1,850,019
                                                   ----------    ----------
         Total liabilities                          2,904,512     2,827,985
                                                   ----------    ----------

Stockholders' Equity
    Preferred stock, no par value; 10,000,000
     shares authorized; no shares issued and
     outstanding                                           --            --
   Common stock, no par value; 100,000,000 shares
     authorized; 30,834,946 and 53,441,601 shares
     issued and outstanding at June 30, 2007 and
     December 31, 2006, respectively               10,570,157     9,822,605
   Additional paid-in capital                         330,912       330,912
   Deficit accumulated during development stage    (6,357,401)   (4,068,526)
                                                  ------------  ------------
         Total stockholders' equity                 4,543,668     6,084,991
                                                  ------------  ------------
    Total liabilities and stockholders' equity    $ 7,448,180   $ 8,912,976
                                                  ============   ===========


          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                          (A Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  Three Months and Six months Ended June 30, 2007 and 2006 and the Period from
                April 10, 2000 (inception) through June 30, 2007
                                   (unaudited)

                                                                           For the period
                                   For the three          For the six      from inception
                                   months ended           months ended     April 10, 2000
                                     June 30,                June 30,             to
                                  2007        2006       2007        2006   June 30, 2007
                                  ----        ----       ----        ----  --------------

Revenue from operations
   Oil & gas revenue           $  8,931    $      -    $  9,673   $      -    $ 82,746
   Consulting revenue            20,000           -      94,842          -     128,032
                               ---------   ---------   ---------  ---------   ---------

Revenue from operations          28,931           -     104,515          -     210,778

Cost of operations
   General and administrative
    expenses                    420,374     103,086     848,016    105,357   1,872,629
   Lease operating expenses      58,252           -     122,555          -     182,015
   Depletion expense                  -           -           -          -      30,814
   Accretion expense              5,369           -      10,738          -      11,463
   Impairment of oil and gas
    Properties                1,338,527           -   1,338,527          -   4,400,792
                              ----------   ---------  ----------  ---------  ----------

Cost of operations           (1,822,522)   (103,086) (2,319,836)  (105,357) (6,497,713)
                              ----------   ---------  ----------  ---------  ----------

    Loss from operations     (1,793,591)   (103,086) (2,215,321)  (105,357) (6,286,935)

Other income (expense)

   Interest and other income      4,607         969       6,710        969      10,229
   Interest expense             (48,187)          -     (80,264)         -     (80,695)
                              ----------   ---------  ----------  ---------  ----------

Net loss                     (1,837,171)   (102,117) (2,288,875)  (104,388) (6,357,401)
                             ===========   ========= ===========  ========= ===========

Loss per common share- Basic
  And Diluted:               $    (0.06)   $      -  $    (0.05)  $  (0.01)
                             ===========   ========= ===========  =========

Weighted average number of
  Common shares outstanding  30,794,830  47,325,934  41,670,355  26,409,171
                             =========== =========== =========== ==========


          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             Three months EndedJune 30, 2007 and 2006 and the Period
              from April 10, 2000 (inception) through June 30, 2007
                                   (Unaudited)

                                                                               For the period
                                                      For the      For the      from inception
                                                   period ended  period ended  (April 10, 2000)
                                                     June 30,      June 30,       to June 30,
                                                        2007         2006            2007
                                                   ------------  ------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $ (2,288,875) $  (104,388)   $ (6,357,401)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
      Depletion                                              --           --          30,814
      Impairment of oil and gas properties            1,338,527           --       4,400,792
      Accretion expense                                  10,738           --          11,463
      Shares issued for compensation                    232,453           --         598,862
      Changes in operating assets and liabilities:
        Accounts payable                                (55,539)      (3,621)         (7,906)
        Accounts receivable                              (5,400)          --         (10,000)
        Prepaid expenses                                 75,890           --         (44,329)
        Accrued liabilities                             188,065                      188,065
                                                    ------------  -----------   -------------
            Net cash flows used in operating
                 activities                            (504,141)    (108,009)     (1,189,640)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of properties                               --           --        (102,100)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable                           (87,408)          --        (111,497)
    Proceeds from debt                                       --           --       1,420,195
    Proceeds from the issuance of common stock          515,100          440       1,481,295
    Capital donated by shareholders                          --      305,021         330,912
                                                    ------------  -----------   -------------
      Net cash flows provided by financing activities   427,692      305,461       3,120,905

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                 (76,449)     197,452       1,829,165
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                  590,172           --              --
                                                    ------------  -----------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   513,723   $  197,452    $  1,829,165
                                                    ============  ===========   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Interest paid                                    $     5,978   $       --    $      6,409
   Income taxes paid                                         --           --              --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Insurance policies financed with debt            $    20,670   $       --    $     20,670
   Note payable for oil and gas properties expenses     113,549           --         113,549
   Oil and gas properties acquired with stock                --           --       8,480,000
   Note payable to acquire oil and gas properties            --           --       1,707,673


          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    Basis of Presentation
      ---------------------

      The accompanying consolidated financial statements of Epic Energy Resources, Inc. ("Epic") at June 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Epic's audited financial statements and notes thereto included in Epic's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each of the periods presented. The accompanying unaudited interim financial statements for the six months ended June 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

2.    Going Concern
      -------------

      As shown in the accompanying financial statements, Epic incurred net losses of $2,288,875 for the six-month period ended June 30, 2007, and has an accumulated deficit of $6,357,401 as of June 30, 2007. The net loss includes non-cash expenses such as shares issued for compensation, accrued interest, impairment of oil and gas properties, asset retirement obligations, and various general and administrative expenses. These conditions create an uncertainty as to Epic's ability to continue as a going concern.

      The ability of Epic to continue as a going concern is dependent on its ability to raise additional capital through various funding arrangements and improve cash flow from operations. The financial statements did not include any adjustments that might be necessary if Epic is unable to continue as a going concern.

      Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for Epic to continue as a going concern.

2.    Oil and Gas Properties
      ----------------------

      In December 2006, Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 4,970,318 Mcf of gas.

      The acreage and wells were acquired for $100,000 in cash; a $2,500,000 loan from the sellers of the property; and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. The wells had an impairment charge of $3,062,265 at December 31, 2006.

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

2.    Oil and Gas Properties (cont'd)
      -------------------------------

      In January 2007, the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was minimal production from these properties during the six month period ended June 30, 2007. Epic recorded an impairment charge of $1,338,527 at June 30, 2007.

      In December 2006, Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage was one producing gas well and six shut-in gas wells.

      Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells in the next few quarters. For its interest in this property, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the date of the agreement.

3.    Long-Term Debt
      --------------

      In December 2006, Epic borrowed $2,500,000 from the sellers secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000.

      Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. Under these terms, during the three month period ended June 30, 2007, Epic incurred an additional $50,985 in lease operating expense associated with the Rush County property as the property had minimal production during the three month period then ended. Expenses are paid by the lender and due to the lack of revenue in the current quarter these expenses resulted in an increase in the note.

      Epic also finances certain insurance polices in the normal course of business at prevailing market rates.

      Long-term debt at June 30, 2007 consists of the following:

          Note payable secured by property acquired                $2,599,935
          Notes payable - Insurance financing agreements               27,542
          Less current maturities                                    (877,046)
                                                                  -----------
                                                                   $1,750,431
                                                                  ===========

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.    Stockholders' Equity

       In December 2006, an employment agreement was initiated with the new President of the oil and gas operations that included the future issuance of 200,000 shares of restricted common stock for services to be provided over the next 36 months. The fair market value using the closing price of the Epic's stock on the measurement date, was $554,000 of which $46,168 has been recorded as compensation expense. In addition, on March 26, 2007, 20,000 shares of restricted common stock were issued to a consultant for services rendered. The fair market value of the services rendered for the common stock was approximately $61,000 using the closing price of Epic's stock on the March 26, 2007 measurement date and is included as compensation expense.

      On March 12, 2007, Epic's Chief Executive Officer and President surrendered to the Company a total of 23,200,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

      In the first six months of 2007, Epic issued unregistered restricted common stock for gross proceeds of $558,000 in a private placement. There was a $40,400 finder's fee related to this offering. Epic sold 279,000 units with each unit consisting of 2 shares of Epic common stock and one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share at any time prior to October 31, 2007. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time prior to October 31, 2009. . Both the shares and the shares associated with the warrants to be restricted for a one year period.

The relative fair value of the Common Stock and the Common Stock Purchase Warrants was as follows:

                                                           Relative Fair
            Description                  Shares             Value Amount
            -----------                  -------            ------------

            Common Stock                 558,000              $ 412,262
            Series A Warrants            279,000                 77,386
            Series B Warrants            279,000                 68,352
            Total Proceeds                                      558,000
            Placement fees                                       40,400
                                                            -----------
               Net Proceeds                                   $ 517,600
                                                            ===========

                           EPIC ENERGY RESOURCES INC.
                         (An Exploration Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


4.    Stockholders' Equity
      --------------------

      Proceeds raised in these private placements were used for due diligence costs associated with the acquisition of the Kansas oil and gas property, acquisition costs associated with the Kansas property, costs associated with investigating nitrogen and helium processing equipment for Kansas, legal and administrative costs associated with setting up the Joint venture in Kay County Oklahoma, initial well work and field maintenance costs in Kay county Oklahoma, due diligence costs associated with several ongoing acquisitions, working capital, and general and administrative costs.

      23,500 shares were issued to consultants for services rendered with a value of $66,100.

5.    Subsequent Events
      -----------------

      In July 2007, Epic formed a subsidiary, Epic Exploration and Production, LLC for the purpose of acquiring and developing oil and gas assets. Epic will have a 50% ownership interest in this new entity with the remaining 50% owned by a private investment company, UIV, LLC. Epic is the designated manager of this new entity and will provide operational, engineering and organizational support along with 100% responsibility for all day-to-day activities. UIV is a privately owned company and will provide the capital required for future acquisitions. The initial capital commitment is $15 to $25 million and the new entity will have the ability to leverage that amount through debt financing with institutional lenders.

            On July 16, 2007, Epic Exploration and Production, LLC, signed a Purchase and Sale Agreement to purchase four oil and gas leases in Ft. Bend and Brazoria Counties, Texas. The transaction is scheduled to close subsequent to the completion of four well workover operations currently being conducted by the Seller. Upon closing of this acquisition, Epic Energy Resources Inc. will assume the management of day-to-day operations for the partnership.

      In August 2007, the Company acquired an energy consulting company for 3,177,812 shares of its restricted common stock valued at $10,455,001. Up to 1,673,036 additional shares will be awarded to key officers of the company as retention shares. These shares will be required to be returned to the Company if the officers of the consulting firm voluntarily terminate their employment prior to March 23, 2009.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

      On April 4, 2006, Epic sold 44,000,000 shares of its common stock to five persons, including Rex P. Doyle and John Ippolito, both officers and directors of Epic. Following this transaction, Epic began operating in the oil and gas industry.

     On May 15, 2006, Epic's shareholders:

     o approved amendments to its Articles of Incorporation which changed the corporate name to Epic Capital Group, Inc., and

     o changed Epic's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

      Between October 1, 2006 and December 1, 2006, Epic raised $897,100 in two private offerings. In the first offering, Epic sold 472,100 Units, at a price of $1.00 per Unit, to a group of private investors. Each Unit consisted of one share of Epic's common stock and one Series B warrant. Each Series B warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009. In the second offering Epic sold 212,500 units, with each unit consisting of two shares of Epic's common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.00 per share at any time prior to October 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to October 31, 2009.

      Between February 1, 2007 and March 31, 2007, Epic raised $558,000 from the private sale of 212,500 units, with each unit consisting of two shares of Epic common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.00 per share at any time prior to October 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to October 31, 2009.

      Proceeds from these private offerings were used for due diligence costs associated with the acquisition of the Kansas oil and gas property, acquisition costs associated with the Kansas property, costs associated with investigating nitrogen and helium processing equipment for Kansas, legal and administrative costs associated with setting up the Joint venture in Kay County Oklahoma, initial well work and field maintenance costs in Kay county Oklahoma, due diligence costs associated with several ongoing acquisitions, working capital, and general and administrative costs.

      On March 12, 2007 Rex P. Doyle and John Ippolito each agreed to the cancellation of 11,600,000 of their respective shares of Epic's common stock.

     During the three months ended June 30, 2007 Epic sold 101,500 shares of its common stock, at a price of $1.00 per share, to private investors. Epic paid a $40,400 finder's fee in connection with the sale of these shares. During this same period Epic issued 23,500 shares of its common stock for services provided to Epic.

     The shares of common stock referred to above are restricted from sale in the public market for one year after their sale. Any shares issued upon the exercise of any warrants will be restricted from sale in the public market for one year after the warrants are exercised.

Plan of Operation
-----------------

      In December 2006, Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 4,970,318 Mcf of gas.

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

      In December 2006, Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage was one producing gas well and six shut-in gas wells. Epic estimated that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the wells back on production. Epic plans to begin reworking the six shut-in wells as soon as possible. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.

      In January 2007, the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was no production from these properties during the six-month period ended June 30, 2007. Epic recorded an impairment charge of $1,338,527 at June 30, 2007.

      Management expects its Kay County, Oklahoma wells will start producing again by October, 2007. Epic also believes its wells in Rush County, Kansas will start producing again by November 30, 2007.

     In July 2007, Epic formed a joint venture, Epic Exploration and Production LLC, with a private investment firm to acquire oil and gas properties. Epic will manage the operations of the joint venture. The private investment firm is responsible for providing capital required to acquire oil and gas properties on a project-by-project basis.

      Epic will receive 20% of the net income from any oil and gas property acquired by the joint venture until the private investment firm receives distributions equal to the amount contributed by the private investment firm to acquire the oil and gas property. Thereafter, the net cash flow from the oil and gas property will be allocated equally between Epic and the private investment firm. The joint venture plans to finance up to 90% if the purchase price for any property with a loan from the seller of the property or a third party lender.

     Subsequent to its formation, the joint venture signed an agreement to acquire working interests, varying from 50% to 100%, in four producing oil wells, plus a number of shut in wells and related leaseholds, in Fort Bend and Brazoria Counties, Texas. The seller of the properties is responsible for completing workover operations on the four producing wells. Once the workover is complete, if the average daily production from the four wells exceeds 26 barrels of oil per day over a two week period, the joint venture will purchase the producing and shut in wells for $1,350,000, of which $1,000,000 will be paid in cash with the remaining amount financed by a loan from the seller of the properties. If, following the workover operations, the average daily production from the wells is less than 27 barrels of oil per day, the joint venture can select the wells it wants to buy, in which case the purchase price will be less than $1,350,000 if all wells are not bought by the joint venture.

      In August 2007, Epic acquired an energy consulting company for 3,177,812 shares of its restricted common stock valued at $10,455,001. As part of this transaction, Epic issued 1,673,036 additional shares to key officers of the consulting company. All or a part of these shares will be returned to Epic if one or more of the officers of the consulting firm voluntarily terminate their employment prior to March 23, 2009.

      As of August 6, 2007 Epic was negotiating the acquisition of a privately held energy services firm for $18,000,000 in cash and 1,186,240 shares of its common stock. If the acquisition is completed, up to 3,313,760 additional shares will be made available as retention shares to be awarded to key employees and officers of the consulting company subject to certain vesting requirements. The completion of the acquisition is subject to the signing of a final agreement and Epic raising $18,000,000 for the cash component of the purchase price.

Results of Operations
---------------------

      During the six months ended June 30, 2007 Epic had revenue of $104,515 and had a loss of $(2,288,875).

      During the six months ended June 30, 2007, Epic's operations used $(504,142) in cash. During this period working capital was provided primarily through existing funds and the private placement of Epic's common stock.

      Epic began its transition to the oil and gas industry in April 2006. During the six months ended June 30, 2006 Epic was developing its business plan and had limited operations. As a result, a comparison of operations for the current period with the six months ended June 30, 2006 is not meaningful.

Liquidity and Capital Resources
-------------------------------

      Epic incurred losses for the six months ended June 30, 2007 and the fiscal year ended December 31, 2006. As of June 30, 2007 Epic had an accumulated deficit of $(6,357,401). These conditions create an uncertainty as to Epic's ability to continue as a going concern. Epic's current rate of expenditures for monthly operating expenses is approximately $80,000. Epic needs additional capital to fund its operating losses, explore for oil and gas, and to establish its engineering and construction management division. Epic expects that its gas wells will begin producing again by November 2007, which will provide cash to fund its operations. Although Epic is attempting to raise additional capital, as of August 14, 2007, Epic did not have commitments from any party to provide it with additional capital. The financial statements included as part of this report do not include any adjustments that might be necessary if Epic is unable to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES
          -----------------------

      Rex P. Doyle, Epic's Chief Executive and Principal Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mr. Doyle concluded that Epic's disclosure controls and procedures were effective to meet the minimum requirements to ensure that information required to be disclosed by Epic in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      As an exploration stage company, Epic has used outsourced bookkeeping and part time consulting accounting personnel to help prepare its financial statements. Epic plans to hire a full time Chief Financial Officer as soon as necessary funding is obtained. As previously mentioned, Epic established an Audit Committee and obtained an Audit Committee Chairperson. The Chairperson has established a review process for the quarterly reports. The Chairperson has also introduced an Audit Committee charter.

      Management also plans to institute a disclosure committee to review financial reports on a quarterly basis. Management is in the process of improving the financial reporting documentation and controls to comply with the Sarbanes-Oxley Act of 2002 requirements.

      There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended June 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


Item 5.  Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended June 30, 2007, the Company sold 101,500 shares of its common stock in a private offering for net proceeds of $61,100 and issued 23,500 shares for services provided to the Company. The shares sold were restricted securities as that term is defined in Rule 144 of the Securities and Exchange Commission. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

Item 6.  Exhibits

(a)   Exhibits

            Number        Exhibit

            31            Rule 13a-14(a) Certifications

            32            Section 1350 Certifications

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2007.

                                          EPIC ENERGY RESOURCES, INC.



                                  By: /s/ Rex P. Doyle
                                      -------------------------------------
                                      Rex P. Doyle, Chief Executive Officer and
                                      Principal Financial and Accounting Officer