Form 10QSB
period 2007-10-30
EPIC ENERGY RESOURCES, INC.
filed 2007-11-15
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

                                       OR

  ( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period from _______ to ________.

                         Commission File Number 0-31357

                           EPIC ENERGY RESOURCES, INC.

            Colorado                                    94-3363969
   ----------------------------                    ---------------------
   (State or other jurisdiction                      (I.R.S. Employer
         of incorporation)                            Identification No.)

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

 Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months
     (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

                                 YES [ ] NO [X]

As of November 13, 2007, the Company had 37,219,586 outstanding shares of no par value, common stock.

Transitional Small Business Format (check one): YES [ ] NO [X]

                           EPIC ENERGY RESOURCES INC.
                Form 10-QSB for the Quarter Ended September 30, 2007


                                      INDEX


PART I.   FINANCIAL INFORMATION
                                                                        Page

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2007
  (unaudited) and December 31, 2006                                      3

Consolidated Statements of Operations (unaudited) for
   the three and nine months ended September 30, 2007 and 2006           4

Consolidated Statements of Cash Flows (unaudited) for the nine
    months ended September 30, 2007 and 2006                             5

Notes to Consolidated Financial Statements (unaudited)                   6

Item 2. Management's Discussion and Analysis or Plan of Operations      14

Item 3. Controls and Procedures                                         20


PART II.  OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and
                Use of Proceeds                                         21

Item 6.  Exhibits                                                       21

Signatures

                           EPIC ENERGY RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30,     December 31,
 ASSETS                                              2007              2006
                                                 (unaudited)
 CURRENT ASSETS
 Cash and cash equivalents                       $    700,909      $  590,172
 Accounts receivable:
     Billed, net of allowance of $0                 1,454,062           4,600
     Unbilled, at estimated net realizable value      330,597               -
 Accounts receivable from affiliates                    5,000               -
 Prepaid expenses and other                            16,250         120,219
                                                 ------------       ---------

 TOTAL CURRENT ASSETS                               2,506,818         714,991

 Oil and gas properties (full-cost method),
  net of accumulated depreciation, depletion,
  amortization and impairment
    Proved                                          6,075,984       7,354,511
    Unproved                                                -          60,000
 Other mineral reserves                               783,474         783,474
 Property and equipment, net                           27,473               -
 Investment in joint venture                           22,700               -
 Other assets                                         304,902               -
 Goodwill                                           9,967,252               -
                                                  ------------       ---------
 TOTAL ASSETS                                    $ 19,688,603     $ 8,912,976
                                                 ============     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Accounts payable                                $    418,998     $    97,630
 Accrued liabilities                                  375,937           7,346
 Current portion of long term debt                    849,505         872,990
 Line of credit                                       362,000               -
                                                 ------------       ---------

 TOTAL CURRENT LIABILITIES                          2,006,440         977,966

 Asset retirement obligations                         151,555         142,343
 Long-term debt .                                   1,830,658       1,707,676
                                                 ------------       ---------
                TOTAL LIABILITIES                   3,988,653       2,827,985

 STOCKHOLDERS' EQUITY
   Common stock, no par value: 100,000,000
    authorized:
    36,939,586 and 53,441,601 shares issued
    and outstanding at September 30, 2007 and
    December 31, 2006, respectively                21,318,341       9,822,605
   Additional paid-in capital                         331,412         330,912
   Accumulated deficit                             (5,949,803)     (4,068,526)
                                                  ------------      ---------
 TOTAL STOCKHOLDERS EQUITY                         15,699,950       6,084,991

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  19,688,603     $ 8,912,976
                                                =============     ===========



            See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                        For the three months         For the nine months
                                        ended September 30,          ended September 30,
                                      2007               2006        2007               2006
                                        -------------------         -------------------------
REVENUES
Consulting fees                    $  2,233,190    $       -    $ 2,328,032         $        -
Oil and gas revenue                           -            -          9,674                  -
     TOTAL REVENUES                   2,233,190            -      2,337,706                  -

OPERATING EXPENSES
    General and administrative          478,733      143,655      1,328,275            249,012
    Lease operating expenses             80,228            -        202,783                  -
    Professional and subcontracted
      services                          678,411            -        678,411                  -
    Compensation and benefits           258,740            -        258,740                  -
    Occupancy, communication and other  112,358            -        112,358                  -
    Depreciation, depletion and
       amortization                           -            -              -                  -
   Accretion expense                          -            -          9,212                  -
   Impairment of oil and gas properties       -            -      1,338,527                  -
     OPERATING EXPENSES               1,608,470      143,655      3,928,306            249,012

INCOME (LOSS) FROM OPERATIONS           624,720     (143,655)    (1,590,600)          (249,012)

OTHER INCOME (EXPENSE)
   Interest and other income                157          787          6,867              1,756
   Interest expense                    (217,280)           -       (297,544)                 -
     OTHER INCOME (EXPENSE)            (217,123)         787       (290,677)             1,756

NET INCOME (LOSS)                  $    407,597    $(142,868)  $ (1,881,277)       $  (247,256)

INCOME (LOSS) PER COMMON
       SHARE - Basic .             $       0.01    $   (0.00)  $      (0.05)       $     (0.01)
INCOME (LOSS) PER COMMON
SHARE - Diluted                    $       0.01    $   (0.00)  $      (0.05)       $     (0.01)
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - Basic               33,901,262   49,260,000     38,946,918         34,109,817
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - Diluted             34,796,571   49,260,000     38,946,918         34,109,817



            See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                Nine Months Ended September 30,
                                                 2007                    2006
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                     $  (1,881,277)     $   (247,256)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
 Depreciation, depletion and amortization                 -                 -
 Impairment of oil and gas properties             1,338,527                 -
 Accretion expense                                    9,212                 -
 Shares issued for compensation                     276,128                 -
 Imputed interest on acquisition                    115,000                 -
 Amortization of prepaid assets                      99,349                 -
 Changes in operating assets and liabilities:
   Accounts receivable                             (577,176)                -
   Prepaid expenses and other                        30,191                 -
   Accounts payable                                  11,812            (3,098)
   Accrued liabilities                              366,950            21,005
                                                ------------       ----------
      Net cash used in operating activities        (211,284)         (229,349)
                                                ------------       ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in joint venture                        (22,700)
 Acquisition of oil and gas properties and
   property and equipment                            (1,031)                -
 Acquisition of Carnrite, net of cash received       48,227                 -
 Increase in other assets                          (304,902)
                                                ------------       ----------
   Net cash used in investing activities           (280,406)                -
                                                ------------       ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on debt .                                (114,950)                -
 Proceeds from debt                                 193,777                 -
 Proceeds from issuance of common stock             523,600               440
 Capital contributed by stockholders                      -           305,021
                                                ------------       ----------
      Net cash provided by financing activities     602,427           305,461
                                                ------------       ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS          110,737            76,112
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     590,172                 -
                                                ------------       ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD         $ 700,909        $   76,112
                                                ============       ==========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Interest paid                            $     5,978        $        -
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Acquisition of Carnrite with stock       $10,696,508                 -



            See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying consolidated financial statements of Epic Energy Resources, Inc. ("Epic" or "the Company") at September 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Epic's audited financial statements and notes thereto included in Epic's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations for each period presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

      Epic was in the development stage until the acquisition of The Carnrite Group L.L.C. ("Carnrite") on August 13, 2007. As a result, 2007 is the first year during which the Company is considered an operating company and is no longer in the development stage.

      Use of Estimates

      The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Cash and cash equivalents

      For purposes of the statement of cash flow, cash and cash equivalents include demand deposits, time deposits and short-term liquid investments such as certificates of deposit with a maturity of three months or less when purchased. The Company maintains deposits at one financial institution, the balance of which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). However, the Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these excess deposits.

      Receivables From Clients

     Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at net realizable value less an allowance for non-billable amounts. The Company provides an allowance for doubtful accounts on receivables based on historical collection experience and a specific review of each customer's receivable balance. As of September 30, 2007, management determined that no allowance for doubtful accounts was required based on management's assessment of the collect ability of these items. No accounts were written off during the nine months ended September 30, 2007.

      Property and Equipment

      Property and equipment consists of office equipment and furniture and are stated at cost. Depreciation is computed on a straight-line basis over estimated useful lives ranging from three to five years.

      Revenue Recognition

      Revenue includes fees primarily generated from consulting services provided. The Company recognizes revenue from these consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

      Fair Value of Financial Instruments

      In accordance with the reporting requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

      Earnings Per Share

     The Company applies the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" which requires the presentation of basic earnings per share which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The provisions also require dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share.

      Recent Accounting Pronouncements

      In September 2006, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.157, "Fair Value Measurements" (FAS 157). FAS 157defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not believe the adoption of FAS 157 will have a material impact on its financial statements.

      In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109,"Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in first quarter of fiscal year 2008, which begins on January 1, 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

     In September  2006,  the SEC released  Staff  Accounting  Bulletin No. 108,
     "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement" ("SAB 108"), which provides guidance on how companies should quantify financial statement misstatements. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current-year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements -- the "rollover" approach and the "iron curtain" approach. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in the current-year income statement. Thus, this approach ignores the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. SAB 108 permits companies to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. In February 2007, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

      The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to instruments and not to portions of instruments.

      SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements ("SFAS 157"). The Company is currently assessing the impact of SFAS 159 on its financial statements.

2.    Business Combination

     On August 13, 2007, Epic acquired Carnrite, an energy consulting company, for 3,177,810 shares of its restricted common stock valued at $10,486,773. Up to 1,673,036 additional shares have been awarded to employees of Carnrite as retention shares. These shares will be required to be returned to the Company if the employees of the consulting firm voluntarily terminate their employment prior to March 28, 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered compensation cost for post-combination recognition and not additional purchase price consideration. In addition, Epic issued 63,556 shares of its restricted common stock valued at $209,735 as a transaction fee to an individual that assisted with the acquisition. The consolidated statement of operations includes the operations of Carnrite for the period from July 1, 2007 through September 30, 2007. Because the actual purchase date for Carnrite was August 13, 2007, imputed interest in the amount of $115,000 was recorded as of September 30, 2007.

      The acquisition and related transactions will be treated as a purchase business combination for accounting purposes, and Carnrite's assets acquired and liabilities assumed will be recorded at their fair value. The allocations of the purchase price to Carnrite's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" criteria have been established for determining whether intangible assets should be recognized separately from goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" provides, among other guidelines, that goodwill and intangible assets with indefinite lives will not be amortized, but rather are tested for impairment at least on an annual basis.

      The aggregate purchase price of $10,696,508 consisted of 3,241,366 shares of common stock valued at $3.30 per share, the closing price on the day of acquisition. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on fair values:

                                                       Amount

            Cash                                $       48,227
             Receivables from clients                1,207,883
             Property and equipment, net                26,442
             Other assets                                4,901
             Goodwill                               10,082,252
                       Total assets acquired        11,369,705
                                                 -------------
            Accounts payable                          (311,197)
                                               ---------------
             Line of credit                           (362,000)
                  Total liabilities assumed           (673,197)
                   Net assets acquired            $ 10,696,508

      Carnrite commenced its operations on March 28, 2007. Summarized below is the pro forma statement of operations for the nine months ended September 30, 2007 had the acquisition of Carnrite taken place as of January 1, 2007:

                                                       Amount

            Revenues                              $  3,560,318
            Operating expenses                       4,535,806
            Other income (expense)                    (292,783)
                                                --------------
                       Net loss                   $ (1,268,271)
                                                  ============
                       Net loss per share        $       (0.03)
                                                  ============

     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.    Oil and Gas Properties

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

      In January 2007, the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was minimal production from these properties during the nine month period ended September 30, 2007. Epic recorded an impairment charge of $1,338,527 during the first quarter of 2007.

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

      In July 2007, Epic formed a subsidiary, Epic Exploration and Production, LLC for the purpose of acquiring and developing oil and gas assets. Epic will have a 50% ownership interest in this new entity with the remaining 50% owned by a private investment company, UIV, LLC ("UIV"). Epic is the designated manager of this new entity and will provide operational, engineering and organizational support along with 100% responsibility for all day-to-day activities. UIV is a privately owned company and will provide the capital required for future acquisitions. The initial capital commitment is $15 to $25 million and the new entity will have the ability to leverage that amount through debt financing with institutional lenders.

4.    Long-Term Debt

      In December 2006, Epic borrowed $2,500,000 from the sellers secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000.

      Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. Under these terms, during the three month period ended September 30, 2007, Epic incurred an additional $80,228 in lease operating expense associated with the Rush County property as the property had minimal production during the three month period then ended. Expenses are paid by the lender and due to the lack of revenue in the current quarter these expenses resulted in an increase in the note.

      Long-term debt at September 30, 2007 consists of the following:

                                                      Amount

      Note payable secured by property acquired$     2,680,163
      Line of credit                                   362,000
      Less - current maturities                     (1,211,505)
                                                    ----------
                 Total                             $ 1,830,658
                                                   ===========

 5.    Stockholders' Equity

      Common Stock

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

      In the first nine months of 2007, Epic issued unregistered restricted common stock for gross proceeds of $558,000 in private placements. There were $40,400 of finder's fee related to these offerings. Epic sold 279,000 units with each unit consisting of 2 shares of Epic common stock and one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share at any time prior to October 31, 2007. The expiration period for the purchase of the Series A Warrants has been extended to December 31, 2007, due to management's focus on raising capital to complete the acquisition of Pearl Investment Company (See Note 8). Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time prior to October 31, 2009. Both the shares and the shares associated with the warrants are restricted for a one year period. The relative fair value of the Common Stock and the Warrants was as follows:

                                               Shares    Relative Fair Value
                                               ------     ------------------

            Common Stock                       558,000       $   412,262
            Series A Warrants                  279,000            77,386
            Series B Warrants                  279,000            68,352
                                               -------    --------------
                 Total proceeds                                  558,000
            Placement fees                                       (40,400)
                                                          --------------
                  Net proceeds                              $    517,600
                                                            ============

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

      In August 2007, a total of 3,241,366 shares of restricted common stock were issued in conjunction with the Carnrite acquisition. In September 2007, a total of 1,186,240 shares of restricted common stock were issued as contingency shares and in October 2007, a total of 300,000 shares were held in escrow associated with the acquisition of Pearl Investment Company ("Pearl"). See Note 8.

      A total of 43,500 shares were issued to consultants for services rendered with a value of $127,100 during the nine months ended September 30, 2007.

      Warrants

      A summary of warrant activity for 2007 is as follows:

                                         Number of Warrants        Weighted
                                         Outstanding and        Average Exercise
                                           Exercisable               Price

      Outstanding, December 31, 2006            897,100        $      2.38
         Granted ...                            558,000               2.25
                                              ---------
      Outstanding, September 30, 2007         1,455,100        $      2.33
                                              =========

      As of September 30, 2007, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                                                              Weighted Average
                                                                  Remaining
                                    Exercise    Number of      Contractual Life
                                     Price       Warrants          (in months)
                                    --------    ---------     -----------------

          Series A Warrants        $    2.00     491,500             3.0
          Series B Warrants              .50     963,600            24.5
                                               ---------
                                               1,455,100

      Stock Options

      A summary of stock option activity for 2007 is as follows:

                                               Number of
                                                Options       Weighted Average
                                               Outstanding     Exercise Price

          Outstanding, December 31, 2006         600,000         $      1.75
             Granted                                   -                   -
                                                --------
          Outstanding, September 30, 2007        600,000         $      1.75
                                                ========


      As of September 30, 2007, the range of option prices and the weighted average remaining contractual life is as follows:

                  Exercise     Exercisable Remaining     Outstanding Life
                    Price        Number of Shares          (in months)
                  --------     ---------------------     -----------------

                   $ 0.50              300,000                15.0
                     3.00              300,000                15.0

      As of September 30, 2007, there was approximately $1.7 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of 1.7 years.

      Restricted stock grants consist of the Company's common stock and generally vest after three years, with the exception of grants under the Non-employee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of cash payments. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant.

6.    Segment reporting

      With the acquisition of Carnrite during the quarter, Epic has two distinct business segments, (1) engineering consulting and (2) oil and gas production. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company evaluates performance based on several factors, of which the primary measure is business segment operating income. The accounting policies are the same as those described in Note 1. The following information summarizes the operating results of these two segments for the nine months ended September 30, 2007:

                                        Engineering   Oil and Gas
                                           Segment     Segment     Consolidated

      Revenues                        $  2,328,032   $   9,674     $  2,337,706
      Operating expenses:
         General and administrative        641,676     945,339        1,587,015
          Lease operating expenses               -     202,783          202,783
          Professional and subcontracted
             services                      678,411           -          678,411
          Occupancy, communication
            and other                      112,358           -          112,358
          Depreciation, depletion
            and amortization                     -           -                -
          Accretion expense                      -       9,212            9,212
          Impairment of oil and gas
            properties                           -   1,338,527        1,338,527
                                       -----------   ---------       ----------

             Total operating expenses    1,432,445   2,495,861        3,928,306
       Income (loss) from operations  $    895,587 $(2,486,187)    $ (1,590,600)
                                      ============ ===========     ============

            Total assets              $ 12,619,034 $ 7,069,569     $ 19,688,603
                                      ============ ===========     ============

7.    Earnings Per Share

      We apply the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earning per share ("EPS") which excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic and diluted EPS.

      Employee stock options and stock warrants were not included in the computation of diluted earnings per share for the nine months ended September 30, 2007 and the quarter and nine months ended September 30, 2006 because the effect od their assumed exercise would have an antidilutive effect on the computation of diluted loss per share. The assumed conversion of the outstanding employee stock options and stock warrants increased the weighted average number of common shares by 895,309 for the three months ended September 30, 2007.

8.    Subsequent events

      On July 16, 2007, Epic Exploration and Production, LLC, signed a Purchase and Sale Agreement to purchase four oil and gas leases in Ft. Bend and Brazoria Counties, Texas. The transaction was scheduled to close subsequent to the completion of four well workover operations conducted by the Seller. Because of less than anticipated post-workover production results, Epic is negotiating to purchase a small number of producing wells and delayed a decision on the other wells until additional work is performed to satisfy production expectations. It is expected that this acquisition will be completed by November 30, 2007 pending the outcome of current workovers.

      In September 2007, Epic entered into an agreement to acquire Pearl Investment Company for 1,186,240 shares of restricted common stock (held in escrow) and $18,000,000 in cash. In September 2007 Epic paid Pearl $300,000 and issued 300,000 shares of its common stock to Pearl to extend the closing date to October 30, 2007. If the acquisition is completed, up to 3,313,760 additional shares will be made available as retention shares to be awarded to key employees and officers of Pearl subject to certain vesting requirements. The completion of the acquisition is subject to raising $18,000,000 for the cash component of the purchase price. The closing did not take place October 30, 2007 due to the inability of Epic to raise the entire $18,000,000 on acceptable terms. Epic, on a non-exclusive basis, is actively working with Pearl to raise the capital needed to complete this acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report. With respect to this discussion, the terms "Epic," "Company", "we," "us," and "our" refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Forward-Looking Statements

The forward-looking statements contained in this discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation.

Risk Factors

There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-KSB for the year ended December 31, 2006 except as shown below.

Competition for customers and personnel in the staffing business is intense, and if we are not able to effectively compete, our financial results could be harmed and the price of our securities could decline.

The staffing services industry is highly competitive, with limited barriers to entry. Several large full-service and specialized companies, as well as small local operations, compete with us in the staffing industry. Competition in some markets is intense, particularly with regard to recruiting of personnel, and these competitive forces limit our ability to raise prices to our customers. For example, competitive forces may limit our ability to raise our prices to immediately and fully offset increased costs of doing business, including increased labor costs, costs for workers' compensation and state unemployment insurance. As a result of these forces, we may face pressure on our operating margins. Pressure on our margins could increase and may continue for an extended period. If we are not able to effectively compete in our targeted markets, our operating margins and other financial results will be harmed and the price of our securities could decline.

We have significant working capital requirements.

We require significant working capital in order to operate our business. We must maintain cash reserves to pay our employees and consultants prior to receiving payment from our customers. In addition, we may be required to pledge certain short-term assets to secure letters of credit and to pledge other assets to collateralize certain of our workers' compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital purposes. As a result of these factors, if our available cash balances and borrowing base under our existing credit facilities do not grow commensurate with the growth in our working capital requirements, we could be required to explore alternative sources of financing to satisfy our liquidity needs, including the issuance of additional equity or debt securities. Any such issuances could result in dilution to existing shareholders.

Our expansion efforts may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.

As part of our business strategy, we have made acquisitions of other staffing related businesses and we may continue to pursue such acquisitions in the future. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Following an acquisition, we cannot assure you that we will be able to integrate the operations of the acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

Any significant economic downturn or increase in interest rates could result in our clients using fewer outsourced personnel, which could harm our business or cause the price of our securities to decline.

Because demand for personnel services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. As economic activity slows down, companies tend to reduce their use of outsourced personnel before undertaking layoffs of their permanent employees, resulting in decreased demand for our personnel. Even after the CYMRI acquisition, a significant portion of our revenue is generated from work in the construction industry. As interest rates rise, the amount of construction could decline, which will cause a reduction in the demand for the use of temporary employees in the construction industry. As a result, any significant economic downturn or increase in interest rates could harm our business, financial condition or results of operations, or cause the price of our securities to decline.

We may be exposed to employment-related claims and costs that could harm our business, financial condition or results of operations.

We are in the business of employing people and placing them in the workplaces of other businesses. As a result, we are subject to a large number of federal and state regulations relating to employment. This creates a risk of potential claims of discrimination and harassment, violations of health and safety and wage and hour laws, criminal activity and other claims. From time to time we are subject to audit by various state and governmental authorities to determine our compliance with a variety of these regulations. We may have been found to have violated regulations or other regulatory requirements applicable to our operations. We may, from time to time, incur fines and other losses or negative publicity with respect to any such violation. In addition, some or all of these claims may give rise to litigation, which could be time-consuming for our management team, costly and harmful to our business. We currently maintain a policy with a deductible for these claims. We cannot assure you that we will not experience these problems in the future or that our insurance will be sufficient in amount or scope to cover any of these types of liabilities or that we will be able to continue to secure insurance coverage for such events on terms that we find commercially reasonable.

We are continually subject to the risk of new regulation, which could harm our business.

In recent years, a number of bills have been introduced in Congress and various state legislatures any one of which, if enacted, would impose conditions which could harm our business. This proposed legislation, much of which is backed by labor unions, has included provisions such as a requirement that our temporary employees receive the same pay and benefits as our customers' permanent employees, a requirement that we spend a certain portion of our revenues on employee health care, and a requirement that our customers provide workers' compensation insurance for our temporary employees. We may take a role and in opposing proposed legislation adverse to our business and in informing policy makers as to the social and economic benefits of our business. However, we cannot guarantee that any of this legislation will not be enacted, in which event demand for our service may suffer.

If we are not able to obtain insurance on commercially reasonable terms, our financial condition or results of operations could suffer.

We are required to pay workers' compensation benefits for our temporary and permanent employees. The insurance markets have undergone dramatic changes in recent periods and several insurers are experiencing financial difficulties. These changes have resulted in significantly increased insurance costs and higher deductibles, including those applicable to our workers' compensation insurance coverage. Under our workers' compensation insurance program, we maintain insurance, which covers any claims for a particular event above a deductible. In the event we are not able to obtain workers' compensation insurance on commercially reasonable terms, our ability to operate our business would be significantly impacted and our financial condition and results of operations could suffer.

Our operations expose us to the risk of litigation, which we try to manage but could lead to significant potential liability.

From time to time we are a party to litigation in the ordinary course of our business. The claimants in certain proceedings could seek class action status which poses higher risk than standard commercial litigation. We cannot assure you that such litigation will not disrupt our business or impact our financial results, due to the costs of defending against such litigation, any judgments that may be awarded against us and the loss of significant management time devoted to such litigation.

The loss of any of our key personnel could harm our business.

Our future financial performance will depend to a significant extent on our ability to motivate and retain management and other key personnel. Competition for qualified management personnel is intense and we must successfully integrate all new management and other key positions within our organization to achieve our operating objectives. We do not maintain key person life insurance on any of our executive officers.

Organization and History

Epic was incorporated in Colorado on September 6, 1989. Following its formation, Epic was inactive until April 2000, when Epic decided to become involved in the mortgage business. Epic planned to generate mortgage loans, sell the loans to financial institutions and service the loans on behalf of the financial institutions. During the nine months ended September 30, 2001, Epic discontinued its efforts to become involved in the mortgage business and until April 4, 2006, was engaged primarily in the evaluation of acquisition targets.

On March 11, 2005, the shareholders of Epic approved a 20-for-1 forward split of Epic's common stock. All per share data in this report has been revised to reflect this stock split.

On December 1, 2006, Epic's shareholders approved an amendment to its Articles of Incorporation which changed the corporate name to Epic Energy Resources, Inc.

On April 4, 2006, Epic sold 44,000,000 shares of its common stock to five persons, including Rex P. Doyle and John Ippolito, both officers of Epic. Following this transaction, Epic began operating in the oil and gas industry.

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

During the nine months ended September 30, 2007, Epic raised $558,000 from the private sale of 279,000 units, with each unit consisting of two shares of Epic common stock, one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.00 per share at any time prior to December 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to October 31, 2009.

During the nine months ended September 30, 2007 Epic also sold 101,500 shares of its common stock, at a price of $1.00 per share, to private investors. Epic paid a $40,400 finder's fee in connection with the sale of these shares.

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

A total of 43,500 shares were issued to consultants for services rendered with a value of $127,100 during the nine months ended September 30, 2007.

All of the shares of common stock referred to above are restricted from sale in the public market for one year after their sale. Any shares issued upon the exercise of any warrants will be restricted from sale in the public market for one year after the warrants are exercised.

Plan of Operations

In December 2006, Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas.

The acreage and wells were acquired for $100,000 in cash; a $2,500,000 loan from the sellers of the prospect; and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. In January 2007, the Rush County gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas. There was no production from these properties during the nine-month period ended September 30, 2007. Epic recorded an impairment charge of $3,062,265 at December 31, 2006 and an additional impairment charge of $1,338,527 during the first quarter of 2007.

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

Management expects its Kay County, Oklahoma wells will start producing again by April 2008. Epic also believes its wells in Rush County, Kansas will start producing again by April 2008.

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

Subsequent to its formation, the joint venture signed an agreement to acquire working interests, varying from 50% to 100%, in four producing oil wells, plus a number of shut in wells and related leaseholds, in Fort Bend and Brazoria Counties, Texas. The seller completed workover operations on the four producing wells. Because the average daily production from the four wells did not exceed 26 barrels of oil per day over a two week period, the joint venture is negotiating to purchase a small number of producing wells and expects to close this transaction by November 30, 2007.

On August 13, 2007, Epic acquired Carnrite, an energy consulting company, for 3,177,810 shares of its restricted common stock valued at $10,486,773. Up to 1,673,036 additional shares hae been awarded to employees of Carnrite as retention shares. These shares will be required to be returned to the Company if the officers of the consulting firm voluntarily terminate their employment prior to March 23, 2009. In addition, Epic issued 63,556 shares of its restricted common stock valued at $209,735 as a transaction fee to an individual that assisted with the acquisition.

In September 2007 Epic entered into a stock purchase agreement to acquire Pearl Investment Company for 1,186,240 shares of restricted common stock (which was issued in escrow), and $18,000,000 in cash. If the acquisition is completed, up to 3,313,760 additional shares will be made available as retention shares to be awarded to key employees and officers of Pearl subject to certain vesting requirements. In September 2007 Epic paid Pearl $300,000 and issued 300,000 shares of its common stock to extend the closing date to October 30, 2007. The completion of the acquisition is subject to raising $18,000,000 for the cash component of the purchase price. The closing did not take place on October 30, 2007 due to the inability of Epic to raise the entire $18,000,000 on acceptable terms. Epic, on a non-exclusive basis, is actively working with Pearl to raise the capital needed to complete this acquisition.

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

Revenue Recognition. Oil and gas production sales and consulting fees are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon transmission of oil and gas production and completion of engineering consulting services performed), and collection is reasonably assured. We have no post-delivery obligations nor do our sales contain multiple elements.

Accounts Receivable. Accounts receivable represent amounts due from customers for services performed. We extend various terms to our customers, with payment terms generally 30 days, depending on the customer and country, and we do not require collateral. We periodically assess the collectibility of our receivables, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. We have not experienced collectibility problems to date. If the collection history or aging of accounts receivable deteriorates, we may have to record a charge to operations to establish an allowance for doubtful accounts.

Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. We amortize stock-based compensation expense on a straight-line basis over the expected life of the vesting period.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.157, "Fair Value Measurements" (FAS 157). FAS 157defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The company does not believe the adoption of FAS 157 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006 so it will be effective for the company in first quarter of fiscal year 2008, which begins on January 1, 2008. The Company does not believe the adoption of FIN 48 will have a material impact on its financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement" ("SAB 108"), which provides guidance on how companies should quantify financial statement misstatements. SAB 108 requires that the effect of misstatements that were not corrected at the end of the prior year be considered in quantifying misstatements in the current-year financial statements. Two techniques were identified as being used by companies in practice to accumulate and quantify misstatements -- the "rollover" approach and the "iron curtain" approach. The rollover approach quantifies a misstatement based on the amount of the misstatement originating in the current-year income statement. Thus, this approach ignores the effects of correcting the portion of the current-year balance sheet misstatement that originated in prior years. The iron curtain approach quantifies a misstatement based on the effects of correcting the cumulative misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origination. SAB 108 permits companies to adjust for the cumulative effect of misstatements relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption.

In February 2007, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 159, The Fair Value Option for Financi al Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method;
(ii) is irrevocable (unless a new election date occurs); and (iii) is applied only to instruments and not to portions of instruments.


SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements ("SFAS 157"). The Company is currently assessing the impact of SFAS 159 on its financial statements.

Results of Operations

During the nine months ended September 30, 2007 Epic had revenue of $2,337,706 and had a loss of $1,881,277. During the nine months ended September 30, 2006 Epic was developing its business plan and had limited operations. As a result, a comparison of operations for the current period with the nine months ended September 30, 2006 is not meaningful.

During the three months ended September 30, 2007 Epic had revenue of $2,233,190 and had net income of $407,597. During the three months ended September 30, 2006 Epic was developing its business plan and had limited operations. As a result, a comparison of operations for the current period with the nine months ended September 30, 2006 is not meaningful.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, Epic's operations used $211,284 in cash. During this period working capital was provided primarily through the cash flow generated from Carnrite, existing funds and the private placement of Epic's common stock.

In the most current quarter, Epic had net income of $407,597. Epic expects that its gas wells will begin producing again by April 2008, which will provide additional cash to fund its operations. Although Epic is attempting to raise additional capital, as of November 14, 2007, Epic did not have commitments from any party to provide it with additional capital.

ITEM 3.   CONTROLS AND PROCEDURES

Rex P. Doyle, Epic's Chief Executive and Principal Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mr. Doyle concluded that Epic's disclosure controls and procedures were effective to meet the requirements to ensure that information required to be disclosed by Epic in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Epic has used outsourced bookkeeping and part time consulting accounting personnel to help prepare its financial statements. Epic plans to hire a full time Chief Financial Officer as soon as necessary funding is obtained. Epic established an Audit Committee and obtained an Audit Committee Chairperson. The Chairperson has established a review process for the quarterly reports.

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2007, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The Company did not sell any unregistered shares of its common stock during the three months ended September 30, 2007.


ITEM 6.    EXHIBITS

      (a)   Exhibits

             Number    Exhibit

               31      Rule 13a-14(a) Certifications

               32      Section 1350 Certifications

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2007.

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