Form 10QSB/A
period 2007-09-30
EPIC ENERGY RESOURCES, INC.
filed 2008-03-07
CIK 1122101

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

               For the transition period from _______ to ________.
                         Commission File Number 0-31357

                           EPIC ENERGY RESOURCES, INC.

        Colorado                                          94-3363969
 --------------------------                          ---------------------
(State or other jurisdiction                          (I.R.S. Employer
    of incorporation)                                 Identification No.)

                           10655 Six Pines, Suite 210
                             The Woodlands, TX 77380
                     Address of principal executive offices

                      (281) 419-3742 Registrant's telephone
                           number, including area code

                                       N/A
 Former name, former address and former fiscal year, if changed from last report

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]     Accelerated filer [  ]

      Non-accelerated filer [  ]       Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES [ ] NO [X]

As of January 31, 2008, the Company had 46,262,681 outstanding shares of no par value, common stock.

Transitional Small Business Format (check one): YES [ ] NO [X]

                                EXPLANATORY NOTE

This amendment is being filed for the purpose of correcting certain figures in the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows that were erroneously reported in the Form 10-QSB for the quarterly period ending September 31, 2007. In addition, corresponding corrections consistent with the changes in the financial statements have been made in Management's Discussion and Analysis or Plan of Operation (Item 2 of Part I).

The errors were a result of clerical errors in preparing the financial statements and were not detected by the certifying officers. In addition, review by certifying officers failed to detect the errors. The net effect of the errors was to reduce net income by $450,930 for the three month and nine month periods ending September 30, 2007.

                           EPIC ENERGY RESOURCES INC.
             Form 10-QSB/A for the Quarter Ended September 30, 2007


                                      INDEX

                   PART I.   FINANCIAL INFORMATION


                                                                            Page

Item 1. Financial Statements

Consolidated  Balance Sheets as of September 30, 2007
(unaudited)  and December 31, 2006                                            3

Consolidated Statements of Operations  (unaudited) for the
three and nine months ended September 30, 2007 and 2006                       4

Consolidated Statements of Cash Flows (unaudited) for the
nine months ended September 30, 2007 and 2006                                 5

Notes to Consolidated Financial Statements (unaudited)                        6

Item 2. Management's Discussion and Analysis or Plan of Operations           19

Item 3. Controls and Procedures                                              26


PART II.  OTHER INFORMATION

Item 5.  Unregistered Sales of Equity Securities and
Use of Proceeds                                                              27

Item 6. Exhibits                                                             27

Signatures

                           EPIC ENERGY RESOURCES INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                 September 30,     December 31,
                                                     2007              2006
                                                   RESTATED
    ASSETS

    CURRENT ASSETS
    Cash and cash equivalents                    $    700,909      $   590,172
    Accounts receivable:
      Billed, net of allowance of $0                  791,953            4,600
    Unbilled, at estimated net realizable value       330,597                -
    Accounts receivable from affiliates                 5,000                -
    Prepaid expenses and other                         16,250          120,219
                                                 -------------     ------------

    TOTAL CURRENT ASSETS                            1,844,709          714,991

    Oil and gas properties (full-cost method),
     net of accumulated depreciation, depletion,
     amortization and impairment
       Proved                                       6,075,984        7,354,511
       Unproved                                             -           60,000
    Other mineral reserves                            783,474          783,474
    Property and equipment, net                        27,473                -
    Investment in joint venture                        22,700                -
    Other assets                                      304,902                -
    Goodwill                                        9,967,252                -
                                                 -------------     ------------
    TOTAL ASSETS                                 $ 19,026,494      $ 8,912,976
                                                 =============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
    Accounts payable                             $    207,819      $    97,630
    Accrued liabilities                               375,937            7,346
    Current portion of long term debt                 849,505          872,990
    Line of credit                                    362,000                -
                                                 -------------     ------------

    TOTAL CURRENT LIABILITIES                       1,795,261          977,966

    Asset retirement obligations                      151,555          142,343
    Long-term debt                                  1,830,658        1,707,676
                                                 -------------     ------------
    TOTAL LIABILITIES                               3,777,474        2,827,985

    STOCKHOLDERS' EQUITY
     Common stock, no par value: 100,000,000
      authorized:
      36,939,586 and 53,441,601 shares issued
      and outstanding at September 30, 2007 and
      December 31, 2006, respectively              21,318,341        9,822,605
     Additional paid-in capital                       331,412          330,912
     Accumulated deficit                           (6,400,733)      (4,068,526)
                                                 -------------     ------------
    TOTAL STOCKHOLDERS EQUITY                      15,249,020        6,084,991

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 19,026,494      $ 8,912,976
                                                 =============     ============


See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                For the three months             For the nine months
                                                 ended September 30,             ended September 30,
                                              2007                 2006        2007                2006
                                              -------------------------        ------------------------
                                             RESTATED                         RESTATED
REVENUES
 Consulting fees                           $  1,571,081       $       -      $  1,665,923    $        -
 Oil and gas revenue                                  -               -             9,674             -
   TOTAL REVENUES                             1,571,081               -         1,675,597             -

OPERATING EXPENSES
 General and administrative                     478,733         143,655         1,328,275       249,012
 Lease operating expenses                        80,228               -           202,783             -
 Professional and subcontracted services        504,196               -           504,196             -
 Compensation and benefits                      258,740               -           258,740             -
 Occupancy, communication and other              75,394               -            75,394             -
 Accretion expense                                    -               -             9,212             -
 Impairment of oil and gas properties                 -               -         1,338,527             -
OPERATING EXPENSES                            1,397,291         143,655         3,717,127       249,012

INCOME (LOSS) FROM OPERATIONS                   173,790        (143,655)       (2,041,530)     (249,012)

OTHER INCOME (EXPENSE)
 Interest and other income                          157             787             6,867         1,756
 Interest expense                              (217,280)              -          (297,544)            -
OTHER INCOME (EXPENSE)                         (217,123)            787          (290,677)        1,756

NET LOSS                                   $    (43,333)    $  (142,868)    $ (2,332,2 07)  $  (247,256)

LOSS PER COMMON
  SHARE- Basic and Diluted                 $      (0.00)    $     (0.00)    $       (0.06)  $     (0.01)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - Basic and Diluted            33,901,262      49,260,000        38,946,918    34,109,817


See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        2007             2006
                                                      RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                     $   (2,332,207)  $     (247,256)
   Adjustments to reconcile net loss to
    net cash used in operating activities:

   Impairment of oil and gas properties              1,338,527                -
   Accretion expense                                     9,212                -
   Shares issued for compensation                      276,128                -
   Imputed interest on acquisition                     115,000                -
   Amortization of prepaid assets                       99,349                -
   Changes in operating assets and liabilities:
     Accounts receivable                                84,933                -
   Prepaid expenses and other                           30,191                -
   Accounts payable                                   (199,367)          (3,098)
   Accrued liabilities                                 366,950           21,005
                                                ---------------   --------------
      Net cash used in operating activities           (211,284)        (229,349)
                                                ---------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in joint venture                           (22,700)
 Acquisition of oil and gas properties and
  property and equipment                                (1,031)               -
 Acquisition of Carnrite, net of cash received          48,227                -
 Increase in other assets                             (304,902)
                                                ---------------   --------------
      Net cash used in investing activities           (280,406)               -
                                                ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on debt                                     (114,950)               -
 Proceeds from debt                                    193,777                -
 Proceeds from issuance of common stock                523,600              440
 Capital contributed by stockholders                         -          305,021
                                                ---------------   --------------
      Net cash provided by financing activities        602,427          305,461
                                                ---------------   --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS              110,737           76,112
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         590,172                -
                                                ---------------   --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD        $      700,909    $      76,112
                                                ===============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                 $        5,978    $           -
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of Carnrite with stock            $   10,696,508                -


See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.

                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

The accompanying consolidated financial statements of Epic Energy Resources, Inc. ("Epic" or "the Company") at September 30, 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been omitted or condensed pursuant to such rules and regulations. These statements should be read in conjunction with Epic's audited financial statements and notes thereto included in Epic's Form 10-KSB for the year ended December 31, 2006. In management's opinion, these interim consolidated financial statements reflect all adjustments necessary for a fair presentation of the consolidated financial position and results of operations for each period presented. The accompanying unaudited interim financial statements for the nine months ended September 30, 2007 are not necessarily indicative of the results which can be expected for the entire year.

Epic was in the development stage until the acquisition of The Carnrite Group L.L.C. ("Carnrite") on August 13, 2007. As a result, 2007 is the first year during which Epic is considered an operating company and no longer in the development stage.

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

Cash and cash equivalents

For purposes of the statement of cash flow, cash and cash equivalents include demand deposits, time deposits and short-term liquid investments such as certificates of deposit with a maturity of three months or less when purchased. Epic maintains deposits at one financial institution, the balance of which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC"). However, Epic has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these excess deposits.

Receivables From Clients

Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables are stated at net realizable value less an allowance for non-billable amounts. Epic provides an allowance for doubtful accounts on receivables based on historical collection experience and a specific review of each customer's receivable balance. As of September 30, 2007, management determined that no allowance for doubtful accounts was required based on management's assessment of the collect ability of these items. No accounts were written off during the nine months ended September 30, 2007.

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

Earnings Per Share

The Company applies the provisions of Statement of Financial Accounting Standards No. 128 "Earnings per Share" which requires the presentation of basic earnings per share which excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The provisions also require dual presentation of basic and diluted earnings per share on the face of the statement of operations and requires a reconciliation of the numerators and denominators of basic and diluted earnings per share. Employee stock options and stock warrants were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2007 and the quarter and nine months ended September 30, 2006 because the effect of their assumed exercise would have an antidilutive effect on the computation of diluted loss per share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of FAS 157 will have a material impact on its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109,"Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation was effective for fiscal years beginning after December 15, 2006 so it was effective for the Company in the first quarter of fiscal year 2007, which began January 1, 2007. The adoption of FIN 48 did not have a material impact on its financial statements.

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

SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Epic is currently assessing the impact of SFAS 159 on its financial statements.

2.    Business Combination

On August 13, 2007, Epic acquired The Carnrite Group, LLC, an energy consulting company, for 3,177,810 shares of its restricted common stock valued at $10,486,773. The value of the shares issued in the acquisition was based upon a price of $3.30 per share, which was the closing price of Epic's common stock on August 13, 2007. Up to 1,673,036 additional shares have been awarded to employees of Carnrite as retention shares. These shares will be required to be returned to Epic if the employees of Carnrite voluntarily terminate their employment prior to March 28, 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered compensation cost for post-combination recognition and not additional purchase price consideration. In addition, Epic issued 63,556 shares of its restricted common stock valued at $209,735 as a transaction fee to an individual that assisted with the acquisition. The consolidated statement of operations includes the operations of Carnrite for the period from July 1, 2007 through September 30, 2007. Because the actual purchase date for Carnrite was August 13, 2007, imputed interest in the amount of $115,000 was recorded as of September 30, 2007.

The acquisition and related transactions have been treated as a purchase business combination for accounting purposes, and Carnrite's assets acquired and liabilities assumed are recorded at their fair value. The allocations of the purchase price to Carnrite's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" criteria have been established for determining whether intangible assets should be recognized separately from goodwill. Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" provides, among other guidelines, that goodwill and intangible assets with indefinite lives will not be amortized, but rather are tested for impairment at least on an annual basis.

The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on estimated fair values:

                                                            Amount
                                                            ------

            Cash                                        $    48,227
             Receivables from clients                     1,207,883
             Property and equipment, net                     26,442
             Other assets                                     4,901
             Goodwill                                    10,082,252
                       Total assets acquired             11,369,705
            Accounts payable                               (311,197)
             Line of credit                                (362,000)
                                                      --------------
                  Total liabilities assumed                (673,197)
                                                      --------------
                   Net assets acquired                 $ 10,696,508
                                                      ==============

Carnrite commenced its operations on March 28, 2007. Summarized below is the pro forma statement of operations for the nine months ended September 30, 2007 had the acquisition of Carnrite taken place as of January 1, 2007:

                                                       Amount
                                           As Reported        RESTATED
                                           -----------        --------

            Revenues                       $3,560,318      $  2,898,209
            Operating expenses              4,535,806         4,323,538
            Other income (expense)           (292,783)        (292,783)
                                         -------------    -------------
                Net loss                  $(1,268,271)     $(1,718,112)
                                         =============    =============

                Net loss per share        $     (0.03)     $     (0.04)
                                         =============    =============

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

3.    Oil and Gas Properties

Epic has a 100% working interest (approximately 82% net revenue interest) in 58 gas wells located on 28,600 acres in Rush County, Kansas. In January 2007 the gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas.

Epic has a 50% working interest (approximate 40% net revenue interest) in seven shut-in gas wells located on 6,000 acres in Kay County, Oklahoma. Epic estimates that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the well back on production. Two wells were successfully tested for commercial production following workovers in 2007. Depending on weather conditions, Epic plans to begin reworking the remaining shut-in wells during the first quarter of 2008.

In July 2007 Epic formed a joint venture, Epic Exploration and Production LLC, with a private investment firm to acquire energy assets and oil and gas properties. Epic will manage the operations of the joint venture. The private investment firm is responsible for providing capital required to acquire the assets on a project-by-project basis.

Epic will receive 20% of the net income from any asset or oil and gas property acquired by the joint venture until the private investment firm receives 100% of the equity contributed by the private investment firm to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and the private investment firm. As of February 29, 2008, the joint venture was negotiating to acquire working interests, varying from 50% to 100%, in producing oil wells in Fort Bend and Bazoria counties, Texas.

4. Long-Term Debt

Epic's gas wells in Rush County, Kansas serve as collateral for a loan which had a principal balance of $2,680,163 as of September 30, 2007. The loan bears interest at 10% per year and is payable in equal monthly installments of $72,000. The loan agreement provides that if the monthly net income from the wells is less than $72,000, the deficit will be added to the principal amount of the note. If the monthly net income from the wells is greater than $72,000, the net income is applied to the note principal. Since the Kansas wells are shut in, it is anticipated that $25,000 will be added to the note principal each month until the wells return to production.

Long-term debt at September 30, 2007 consists of the following:

                                                           Amount
                                                           ------

           Note payable secured by property acquired   $ 2,680,163
           Line of credit                                  362,000
           Less - current maturities                    (1,211,505)
                                                       ------------
              Total                                    $ 1,830,658
                                                       ============

5.    Stockholder's Equity

Common Stock

In December 2006, an employment agreement was initiated with the new President of the oil and gas operations that included the future issuance of 200,000 shares of restricted common stock for services to be provided over the next 36 months. The fair market value using the closing price of the Epic's stock on the measurement date, was $554,000 of which $46,168 and $138,500 has been recorded as compensation expense for the three and nine months ended September 30, 2007, respectively. In addition, on March 26, 2007, 20,000 shares of restricted common stock were issued to a consultant for services rendered. The fair market value of the services rendered for the common stock was approximately $61,000 using the closing price of Epic's stock on the March 26, 2007 measurement date and is included as compensation expense.

On March 12, 2007, Epic's Chief Executive Officer and President surrendered to the Company a total of 23,200,000 shares of common stock and these shares were subsequently retired. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

In the first nine months of 2007, Epic issued 101,500 shares of unregistered restricted common stock for gross proceeds of $558,000 in private placements. There were $40,400 of finder's fee related to these offerings. Epic sold 279,000 units with each unit consisting of 2 shares of Epic common stock and one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share at any time prior to October 31, 2007. The expiration period for the purchase of the Series A Warrants has been extended to December 31, 2007, due to management's focus on raising capital to complete the acquisition of Pearl Investment Company (See Note 7). Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time prior to October 31, 2009. Both the shares and the shares associated with the warrants are restricted for a one year period. The relative fair value of the Common Stock and the Warrants was as follows:

                                                               Relative
                                               Shares         Fair Value

            Common Stock                       558,000        $  412,262
            Series A Warrants                  279,000            77,386
            Series B Warrants                  279,000            68,352
                                             ----------       -----------
                 Total proceeds                                  558,000
            Placement fees                                       (40,400)
                                                              -----------
                     Net proceeds                             $  517,600
                                                              ===========


Proceeds raised in these private placements were used for due diligence and acquisition costs associated with the acquisition of the Rush County, Kansas property, costs associated with investigating nitrogen and helium processing equipment for the Rush County, Kansas property, legal and administrative costs associated with setting up the Joint venture in Kay County Oklahoma, initial well work and field maintenance costs in Kay county Oklahoma, due diligence costs associated with several ongoing acquisitions, working capital, and general and administrative costs.

In August 2007, a total of 3,241,366 shares of restricted common stock were issued in conjunction with the Carnrite acquisition. In September 2007, a total of 1,673,036 shares of restricted common stock were issued as contingency shares and in October 2007, a total of 300,000 shares were held in escrow associated with the acquisition of Pearl Investment Company ("Pearl"). See Note 7.

A total of 43,500 shares were issued to consultants for services rendered with a value of $127,100 during the nine months ended September 30, 2007.

                                    Warrants

A summary of warrant activity for 2007 is as follows:


                                    Number of Warrants     Weighted       Aggregate
                                     Outstanding and    Average Exercise   Intrinsic
                                       Exercisable           Price           Value
                                    ------------------  ----------------  ----------

 Outstanding, December 31, 2006           897,100          $   2.38       $  357,438
    Granted                               558,000              2.25
                                        ---------
 Outstanding, September 30, 2007        1,455,100          $   2.33       $2,181,033
                                        =========

As of September 30, 2007, the range of warrant prices for shares under warrants and the weighted average remaining contractual life is as follows:

                                                                Weighted Average
                                                                    Remaining
                                    Exercise      Number of     Contractual Life
                                      Price        Warrants        (in months)
                                    --------      ---------     ----------------

 Series A Warrants                  $  2.00        491,500             3.0
 Series B Warrants                     2.50        963,600            24.5
                                                 ---------
                                                 1,455,100

                                  Stock Options

A summary of stock option activity for 2007 is as follows:

                                      Number of      Weighted      Aggregate
                                       Options        Average      Intrinsic
                                     Outstanding   Exercise Price    Value
                                     -----------   --------------  ---------

Outstanding, December 31, 2006          600,000       $  1.75      $ 618,000
   Granted                                   --            --
                                      ----------

Outstanding, September 30, 2007         600,000       $  1.75     $1,248,000
                                      ==========

As of September 30, 2007, the range of option prices and the weighted average remaining contractual life is as follows:

            Exercise          Exercisable Remaining    Outstanding Life
              Price               Number of Shares        (in months)
            --------          ---------------------    ----------------

            $ 0.50                  300,000                 15.0
              3.00                  300,000                 15.0

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

6.    Segment reporting

With the acquisition of Carnrite during the quarter, Epic has two distinct business segments, (1) engineering consulting and (2) oil and gas production. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company evaluates performance based on several factors, of which the primary measure is business segment operating income. The accounting policies are the same as those described in Note 1. The following information summarizes the operating results of these two segments for the nine months ended September 30, 2007 (RESTATED):

                                     Engineering    Oil and Gas
                                       Segment        Segment      Consolidated
                                     -----------    -----------    ------------

    Revenues                         $ 1,665,923   $     9,674     $ 1,675,597
    Operating expenses:
     General and administrative          641,676       945,339       1,587,015
     Lease operating expenses                  -       202,783         202,783
     Professional and subcontracted
      services                           504,196             -         504,196
     Occupancy, communication
      and other                           75,394             -          75,394
     Accretion expense                         -         9,212           9,212
     Impairment of oil and gas
      properties                               -     1,338,527       1,338,527
                                     -----------    -----------    ------------
        Total operating expenses       1,221,266     2,495,861       3,717,127
     Income (loss) from operations   $   444,657   $(2,486,187)    $(2,041,530)
                                     ============  ============    ============

         Total assets                $11,956,925  $  7,069,569     $19,026,494
                                     ============ ============     ============

                The following information summarizes the operating results of these two segments for the nine months ended September 30, 2007 (AS REPORTED):

                                     Engineering    Oil and Gas
                                       Segment        Segment      Consolidated
                                     -----------    -----------    ------------

     Revenues                        $ 2,328,032    $    9,674     $ 2,337,706
     Operating expenses:
       General and administrative        641,676       945,339       1,587,015
       Lease operating expenses                -       202,783         202,783
       Professional and subcontracted
        services                         678,411             -         678,411
       Occupancy, communication
        and other                        112,358             -         112,358
       Depreciation, depletion
        and amortization                       -             -               -
       Accretion expense                       -         9,212           9,212
       Impairment of oil and gas
        properties                             -     1,338,527       1,338,527
                                     -----------    -----------    ------------
           Total operating expenses    1,432,445     2,495,861       3,928,306
       Income (loss) from operations $   895,587  $ (2,486,187)   $ (1,590,600)
                                     ============ =============   =============
           Total assets              $12,619,034  $  7,069,569    $ 19,688,603
                                     ============ =============   =============

7.    Subsequent events

In December 2007 Epic acquired Pearl Investment Company (formerly named Pearl Development Company) for 1,486,240 shares of its common stock and $18,720,000 in cash. Pearl Investment Company provides consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance and oilfield project management.

On December 5, 2007 Epic sold 4,406,334 shares of its common stock to a group of private investors for gross proceeds of $6,609,500, or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 4,406,334 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 31, 2007 Epic sold an additional 1,023,001 shares of its common stock to a group of private investors for gross proceeds of $1,534,502 or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 1,023,001 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 5, 2007 Epic also sold notes in the principal amount of $20,250,000 to a second group of private investors. The notes bear interest annually at 10% per year. The notes are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012.

Interest on the notes is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1, 2008 Epic is required to make quarterly payments of $1,265,625 toward the principal amount of the notes.

      The amount raised in the December 2007 was used as follows:

       Amount received from sale of common stock, notes
        and warrants                                              $ 28,394,003

      Less:
          Acquisition of Pearl Investment Company                  (18,720,000)

          Reserve for income taxes of Pearl Investment Company
            for year ended December 31, 2007                        (2,400,000)

          Payment of Pearl Investment Company bank loans            (1,504,884)

          Placement agent fees                                      (1,785,000)

          Legal, accounting and other professional fees               (125,000)
                                                               ---------------

          Remainder to be used as working capital              $     3,859,119
                                                               ===============

8.    Restatement

Subsequent to the November 15, 2007 filing of its original Quarterly Report for the reporting period ended September 30, 2007, the Company determined that it needed to restate the financial statements that accompanied that report. The restatement was required because of an error made in the preparation of the financials statements whereby two journal entries were not properly reversed in the correct accounting period. The restatement affected the accounts receivable and accounts payable lines on the balance sheet and the consulting fees and operating expenses sections of the statement of operations.

The following tables summarize in a condensed format the financial statements previously reported and restated as of September 30, 2007.

                                                     September 30, 2007
                                                 --------------------------
                                                 As Reported    As Restated
                                                 -----------    -----------

BALANCE SHEET
ASSETS
CURRENT ASSETS                                    2,506,818       1,844,709
NON CURRENT ASSETS                               17,181,785      17,181,785
                                                 -----------     -----------
      TOTAL ASSETS                               19,688,603      19,026,494
                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES                               2,006,440       1,795,261
LONG TERM LIABILITIES                             1,982,213       1,982,213
                                                 -----------     -----------
     TOTAL LIABILITIES                            3,988,653       3,777,474

STOCKHOLDERS EQUITY
Common stock                                     21,318,341      21,318,341
Additional paid in capital                          331,412         331,412
Accumulated deficit                              (5,949,803)     (6,400,733)
TOTAL STOCKHOLDERS EQUITY                        15,699,950      15,249,020
                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY        19,688,603      19,026,494
                                                 ===========     ===========


                                          For the three months        For the nine months
                                           ended September 30,        ended September 30,
                                         As Reported   As Restated  As Reported   As Restated
                                         -----------   -----------  -----------   -----------

STATEMENT OF OPERATIONS
REVENUES                                  2,233,190      1,571,081    2,337,706     1,675,597
OPERATING EXPENSES
                                          1,608,470      1,397,291    3,928,306     3,717,127
                                        ------------   ------------ ------------  ------------
INCOME (LOSS) FROM OPERATIONS               624,720        173,790   (1,590,600)   (2,041,530)
OTHER INCOME (EXPENSE)                     (217,123)      (217,123)    (290,677)     (290,677)
                                        ------------   ------------ ------------  ------------
NET INCOME (LOSS)                           407,597        (43,333)  (1,881,277)   (2,332,207)
                                        ============   ============ ============  ============

INCOME (LOSS) PER COMMON SHARE - BASIC
AND DILUTED                             $      0.01    $     (0.00) $     (0.05)  $     (0.06)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                           33,901,262     33,901,262   38,946,918    38,946,918


                                                         For the nine months
                                                          ended September 30,
                                                      As Reported    As Restated
                                                      -----------    -----------

STATEMENT OF CASH FLOWS
Net loss                                              (1,881,277)    (2,332,207)
  Changes in operating assets and liabilities:
      Accounts receivable                               (577,176)        84,933
      Accounts payable                                    11,812       (199,367)
Net cash used in operating activities                   (211,284)      (211,284)
Net cash used in investing activities                   (280,406)      (280,406)
Net cash provided by financing activities                602,427        602,427
Net increase in cash and cash equivalents                110,737        110,737

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes, and the other financial information included in this quarterly report. With respect to this discussion, the terms "Epic," "Company", "we," "us," and "its" refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Forward-Looking Statements

The forward-looking statements contained in this discussion involve risks and uncertainties. Actual results may differ materially from those discussed due to a number of factors including Epic's limited operating history, risks associated with oil and gas operations, intense competition and substantial regulation.

Consulting Services

In August 2007 Epic acquired the Carnrite Group LLC for 3,177,812 shares of common stock. In connection with this acquisition, 1,673,036 additional shares of common stock were issued to key officers of The Carnrite Group as retention shares that will vest during the two year period ending March 28, 2009. All or part of these shares will be returned to Epic if one or more officers of Carnrite voluntarily terminate their employment prior to March 28, 2009. The Carnrite Group currently employs five professionals in its offices in Houston, Texas and serves clients in North America, Europe, the Middle East, Africa and Asia.

In December 2007 Epic acquired Pearl Investment Company for 1,486,240 shares of its common stock and cash of $18,720,000. Up to 3,313,760 additional shares may be issued in the future to key employees and officers of Pearl Investment Company subject to certain vesting requirements. Pearl Investment Company currently employs over 200 professionals working from six offices and serves clients in the greater Rocky Mountain Region and the Middle East.

Through its subsidiaries, the Carnrite Group and Pearl Investment Company, Epic provides the following consulting services to the oil, gas and energy industry:

o     monitoring performance of wells and reservoirs,
o     techniques to improve well productivity and increase recoverable reserves,
o     drilling and completion of oil and gas wells,
o     reservoir and formation evaluation,
o     integration of data workflows and operational processes,
o     oilfield project management,
o     design of energy and petrochemical projects,
o     construction management,
o     commodity marketing and trading,
o     financial analysis,
o     organizational design.

Backlog represents the revenue Epic expects to realize in the future from performing consulting work under multi-period contracts. Epic generally includes total expected revenue in the backlog when a contract is awarded and the scope of the services are determined. Backlog is not defined by generally accepted accounting principles and Epic's process for determining backlog may not be comparable to the methodology used by other companies in determining backlog. Backlog may not be indicative of future operating results. Not all of Epic's consulting revenue is recorded in backlog for a variety of reasons, including the fact that some projects begin and end within a short-term period. Many contracts do not provided for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial immediate effect on backlog.

For long-term contracts, the amount included in backlog is limited to twelve months. If the contract duration is indefinite, projects included in backlog are limited to the estimated revenue within the following twelve months. Some contracts provide maximum dollar limits, with authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog.

As of November 30, 2007, Epic's backlog for consulting services to be provided in the future was approximately $22.5 million. This compares to a combined backlog of approximately $16.5 million as of November 30, 2006, all of which was attributed to Pearl Investment Company since The Carnrite Group was not formed until March 2007.

Epic may continue to pursue acquisitions in the future. Unsuccessful acquisition efforts may result in significant additional expenses that would not otherwise be incurred. Epic may not be able to integrate the operations of any acquired business without significant difficulties, including unanticipated costs, difficulty in retaining customers, failure to retain key employees and the diversion of management attention. In addition, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investment, and we may incur costs in excess of what we anticipate. These circumstances could adversely affect our results of operations or financial condition.

The demand for Epic's consulting services will depend on trends in oil and natural gas prices and will be particularly sensitive to the level of exploration, development, and production by oil and natural gas companies. Historically, the prices for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities will have a significant impact on the level of Epic's consulting businesses.

Oil and Gas Exploration and Development

Epic evaluates undeveloped oil and gas prospects and may participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Epic will attempt to acquire leases or other interests in the area and assemble a prospect. Epic may then attempt to sell a portion of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

Epic may also acquire producing oil and gas properties which have the potential to support additional oil and gas wells.

Epic has a 100% working interest (approximately 82% net revenue interest) in 58 gas wells located on 28,600 acres in Rush County, Kansas. In January 2007 the gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic does not know if the plant will reopen and is currently looking for an alternate buyer for the gas.

Epic has a 50% working interest (approximate 40% net revenue interest) in seven shut-in gas wells located on 6,000 acres in Kay County, Oklahoma. Epic estimates that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the well back on production. Two wells were successfully tested for commercial production following workovers in 2007. Epic plans to begin reworking the remaining shut-in wells in 2008.

In July 2007 Epic formed a joint venture, Epic Exploration and Production LLC, with a private investment firm to acquire energy assets and oil and gas properties. Epic will manage the operations of the joint venture. The private investment firm is responsible for providing capital required to acquire the assets on a project-by-project basis.

Epic will receive 20% of the net income from any asset or oil and gas property acquired by the joint venture until the private investment firm receives 100% of the equity contributed by the private investment firm to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and the private investment firm. As of February 29, 2008, the joint venture was negotiating to acquire working interests, varying from 50% to 100%, in producing oil wells in Fort Bend and Bazoria counties, Texas.

Epic expects its wells in Oklahoma and Kansas will start producing again in 2008.

Results of Operations

During the nine months ended September 30, 2006 Epic was inactive until April 2006. Following a change in management in April 2006, Epic hired full time management and staff.

During the nine months ended September 30, 2007 Epic had minimal revenues were from the sale of gas from its wells in Kansas and Oklahoma. In August 2007 Epic acquired The Carnrite Group, LLC, a company which provides energy consulting services. The increase in Epic's revenues during the nine months ended September 30, 2007 was the direct result of the consolidation of Carnrite's operations subsequent to August 13, 2007, the date of the acquisition.

During the nine months ended September 30, 2007 Epic's operating expenses increased as the result of the acquisition of Carnrite and a write-down of the Epic's oil and gas properties to their estimate value.

Liquidity and Capital Resources

Between October 2006 and April 2007 Epic raised $1,414,700, net of commissions, from the sale of 1,455,100 shares of its common stock, plus 491,500 Series A warrants and 963,600 Series B warrants, to private investors. The Series A warrants expired on December 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009.

During the nine months ended September 30, 2007, Epic's operations used $211,284 in cash. During this period working capital was provided primarily through the cash flow generated from Carnrite, existing funds and the private placement of Epic's common stock.

On December 5, 2007 Epic sold 4,406,334 shares of its common stock to a group of private investors for gross proceeds of $6,609,500, or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 4,406,334 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 31, 2007 Epic sold an additional 1,023,001 shares of its common stock to a group of private investors for gross proceeds of $1,534,502 or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 1,023,001 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 5, 2007 Epic also sold notes in the principal amount of $20,250,000 to a second group of private investors. The notes were sold at their face value any without discount. The notes bear interest annually at 10% per year. The notes are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012.

Interest on the notes is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1, 2008 Epic is required to make quarterly payments of $1,265,625 toward the principal amount of the notes.

      The amounts raised in the December 2007 financing were used as follows:

       Amount received from sale of common stock, notes
        and warrants                                              $ 28,394,003

      Less:
          Acquisition of Pearl Investment Company                  (18,720,000)

          Reserve for income taxes of Pearl Investment Company
            for year ended December 31, 2007                        (2,400,000)

          Payment of Pearl Investment Company bank loans            (1,504,884)

          Placement agent fees                                      (1,785,000)

          Legal, accounting and other professional fees               (125,000)
                                                                ---------------

          Remainder to be used as working capital               $    3,859,119
                                                                ===============

Epic has filed a registration statement with the Securities and Exchange Commission in order that the shares of common stock sold in the December 2007 financing as well as the shares which may be issued in payment of the notes or upon the exercise of the warrants or may be resold in the public market. If Epic's registration statement is not declared effective by the Securities and Exchange Commission prior to April 4, 2008, Epic will be required to pay the investors in the December 2007 financing $567,860 every 30 days until the registration statement is declared effective.

Epic's sources and (uses) of cash during the nine months ended September 30, 2007 and 2006 were:

                                                             2007        2006
                                                             ----        ----

Cash used by operations                                   $(211,284)  $(229,349)
Investment in Epic Exploration and Development              (22,700)         --
Investment in oil and gas properties                         (1,031)         --
Cash resulting from acquisition of Carnrite                  48,227
Deposit toward acquisition of Pearl Investment Company     (300,000)         --
Borrowings, net of repayments                                78,827          --
Sale of common stock                                        523,600         440
Capital contribution                                             --     305,021
Other                                                        (4,902)         --

Epic's gas wells in Rush County, Kansas serve as collateral for a loan from the private lender which had a principal balance of $2,877,723 as of January 31, 2008. The loan bears interest at 10% per year and is payable in equal monthly installments of $72,000. The loan agreement provides that if the monthly net income from the wells is less than $72,000, the deficit will be added to the principal amount of the note. If the monthly net income from the wells is greater than $72,000, the net income is applied to the note principal. Since the Kansas wells are shut in, it is anticipated that $25,000 will be added to the note principal each month until the wells return to production.

Epic requires significant working capital to operate its business. Epic must maintain cash reserves to pay its employees and consultants prior to receiving payment from its customers. In addition, Epic may be required to pledge short-term assets to secure letters of credit and to pledge other assets to collateralize its workers' compensation obligations. These collateral requirements may increase in future periods, which would decrease amounts available for working capital. If cash on hand or borrowings from credit lines cannot satisfy Epic's working capital requirements, Epic could be required to explore alternative sources of financing including the sale of additional equity or debt securities, which could result in dilution to existing shareholders.

As a result of the acquisition of The Carnrite Group and the Pearl Investment Company, Epic believes that cash provided by its operations will satisfy its future capital requirements, including principal and interest payments required by the terms of the note secured by Epic's Kansas gas wells and the notes sold in December 2007.

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

Stock-Based Compensation. We adopted FAS 123R on January 1, 2006. We recognize stock-based compensation cost on a straight-line basis over the requisite service period.

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

In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation was effective for fiscal years beginning after December 15, 2006 so it was effective for the Company in the first quarter of fiscal year 2007, which began January 1, 2007. The adoption of FIN 48 did not have a material impact on its financial statements.

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

SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company is currently assessing the impact of SFAS 159 on its financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Rex P. Doyle, Epic's Chief Executive Officer and, prior to February 11, 2008, Epic's Principal Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. At the time Mr. Doyle concluded that Epic's disclosure controls and procedures were effective to ensure that information required to be disclosed by Epic in reports that it files or submits under the Exchange Act, are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the filing of its 10-QSB report for the period ended September 30, 2007, it was determined that the adequacy of Epic's disclosure controls and procedures were deficient with respect to the application of generally accepted accounting principles ("GAAP") related to the accrual for revenue and expenses. The error in Epic's reporting of revenue and expense, which was discovered after the filing of the 10-QSB report for the quarter ended September 30, 2007, resulted in the restatement of Epic's financial statements for the quarter ended September 30, 2007.

Management had previously concluded that Epic's disclosure controls and procedures were effective as of September 30, 2007 and reported that there was no change in its internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or was reasonably likely to materially affect, Epic's internal controls over financial reporting. However, upon discovery of the error in the application of GAAP, management concluded that a material weakness existed in Epic's internal control over financial reporting with respect to the application of GAAP to its financial statements and, as a result, Epic's disclosure controls and procedures were not effective as of September 30, 2007.

In response to the identified deficiency, Epic has taken remedial steps to improve its control processes regarding the application of GAAP and the preparation and review of its consolidated financial statements. In February 2008 Epic hired a full time Chief Financial Officer and Controller. Epic's Audit Committee also implemented a review process for its quarterly reports. All of these changes were designed to enhance Epic's existing disclosure controls and procedures. Other than the changes discussed above, there have been no changes made in Epic's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, Epic's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 5 to the financial statements included as part of this report lists the shares of the Company's common stock sold during the three months ended September 30, 2007. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.

ITEM 6. EXHIBITS

(a) Exhibits

 Number    Exhibit

   31      Rule 13a-14(a) Certifications

   32      Section 1350 Certifications

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2008.

                                        EPIC ENERGY RESOURCES, INC.



                                        By:   /s/ Rex P. Doyle
                                              ----------------------------
                                              Rex P. Doyle, Principal Executive
                                              Officer



                                        By:  /s/ Michael Kinney
                                             -----------------------------
                                             Michael Kinney, Principal Financial
                                             and Accounting Officer