Form 10KSB
period 2007-12-31
EPIC ENERGY RESOURCES, INC.
filed 2008-04-10
CIK 1122101

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-31357

                           EPIC ENERGY RESOURCES, INC.
                           ---------------------------
                 (Name of Small Business Issuer in its charter)

                Colorado                                     94-3363969
         ------------------------------                ----------------------
         (State of incorporation)                          (IRS Employer
                                                         Identification No.)
           10655 Six Pines, Suite 210
           The Woodlands, Texas                                 77380
     --------------------------------------                   --------
    (Address of Principal Executive Office)                   Zip Code

Registrant's telephone number, including Area Code: (281)-419-3742 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                            -----------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.                                 X
                                     ---         ---
                                     YES          NO

Check  if  disclosure  of  delinquent   filers  in  response  to  Item  405  of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):
                                          Yes [ ] No [X]

The Company's revenues for the most recent fiscal year were $8,470,696.

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2008 was approximately $9,941,000.

As of March 31, 2008 the Company had 43,948,921 outstanding shares of common stock.

ITEM 1.     DESCRIPTION OF BUSINESS

Background
----------

     Epic was incorporated in Colorado on June 6, 1989 under the name San Juan Financial. Following its formation Epic was relatively inactive until April 2006, when its management changed and it become involved in oil and gas exploration and development.

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

      Between October 2006 and April 2007 Epic raised $1,455,100 from the sale of 1,455,100 shares of its common stock, plus 491,500 Series A warrants and 963,600 Series B warrants, to private investors. The Series A warrants expired on December 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009.

      On December 1, 2006 Epic's shareholders approved an amendment to its Articles of Incorporation which changed the corporate name to Epic Energy Resources, Inc.

      In December 2007 Epic sold to private investors:

     o 5,429,335 shares of its common stock for gross proceeds of $8,144,003, or $1.50 per share, plus warrants which entitle the holders to purchase up to 5.429,335 shares of Epic's common stock.

     o notes in the principal amount of $20,250,000 plus warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock.

      During 2007 Epic acquired the Carnrite Group, LLC and Pearl Investment Company. The Carnrite Group and Pearl Investment Company provide engineering, construction management, operations, maintenance, field, and project management services to the oil, gas and energy industry.

      In February 2008, Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity. Epic Integrated provides the oil and gas industry with specialized training, operations documentation and data management services for the start-up and operation of complex energy production facilities.

      Unless otherwise indicated, all references to Epic include the operations of the Carnrite Group, Pearl Investment Company and Epic Integrated, subsequent to the dates that Epic acquired these companies.

      As of March 25, 2008, Epic's revenues from the sale of oil and gas were not significant. However, Epic plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas. Epic may also acquire other producing oil and gas properties which have the potential to support additional oil and gas wells.

Consulting Services
-------------------

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

      Epic sees the next natural progression to be the separation of oil and gas producers into two groups: those that want to explore and drill for oil and gas and those that want to focus on the efficient processing of oil and gas before it is transported.

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

      Due to the high operating costs and low production rates of many older oil and gas fields, most producers have been limited in their ability to maintain the operating condition of pipelines, compressor stations, gathering systems, SCADA systems, secondary recovery injection plants, and similar equipment.

      In August 2007 Epic acquired the Carnrite Group LLC for 3,177,810 shares of common stock. In connection with this acquisition, 1,673,034 additional shares of common stock were issued to key officers of The Carnrite Group as retention shares that will vest during the two year period ending March 28, 2009. All or part of these shares will be returned to Epic if one or more officers of Carnrite voluntarily terminate their employment prior to March 28, 2009. The Carnrite Group currently employs five professionals in its offices in Houston, Texas and is presently providing services to clients in the United States, Argentina, Kazakhstan, Nigeria and Russia.

      In December 2007 Epic acquired Pearl Investment Company for 1,786,240 shares of its common stock and cash of $19,020,000. Up to 3,313,760 additional shares may be issued in the future to key employees and officers of Pearl Investment Company subject to certain vesting requirements. Pearl Investment Company currently employs over 200 professionals working from six offices and serves clients in the greater Rocky Mountain Region and the Middle East.

       In February 2008 Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity, for cash and shares of its restricted common stock. At closing, Epic paid $600,000 and issued 1,000,000 shares of its common stock to the three owners of Epic Integrated. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009. The 1,000,000 shares were issued to Epic Integrated's owners, each of whom is also an officer of Epic Integrated. The shares issued to each owner will vest over a three-year period. All or a portion of the shares issued to each officer will be forfeited and returned to Epic if the officer voluntarily terminates his or her employment prior to February 20, 2011.

      Through its subsidiaries the Carnrite Group, Pearl Investment Company and Epic Integrated, Epic provides the following consulting services to the oil, gas and energy industry:

     o    monitoring performance of wells and reservoirs,
     o techniques to improve well productivity and increase recoverable reserves,
     o    drilling and completion of oil and gas wells,
     o    reservoir and formation evaluation,
     o    integration of data workflows and operational processes,
     o    oilfield project management,
     o    design of energy and petrochemical projects,
     o    construction management,
     o    commodity marketing and trading,
     o    financial analysis,
     o    organizational design,

     o    specialized training,
     o    operations documentation,
     o    data management.

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

      As of February 20, 2008, Epic's backlog for consulting services to be provided in the future was approximately $23.9 million. This compares to a combined backlog of approximately $16.5 million as of February 28, 2007, all of which was attributed to Pearl Investment Company since the Carnrite Group was not formed until March 2007.

     During the year ended December 31, 2007 two customers accounted for 82% of Pearl Investment Company's total revenues. During the year ended December 31, 2006 two customers accounted for 78% of the total revenues of Pearl Investment Company.

Oil and Gas Exploration and Development
---------------------------------------

      Epic plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Epic will attempt to acquire leases or other interests in the area and assemble a prospect. Epic may then attempt to sell a portion of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.

      Epic may also acquire producing oil and gas properties which have the potential to support additional oil and gas wells.

Current Operations
------------------

     Epic has a 100% working interest (approximately 82% net revenue interest) in 58 gas wells located on 28,600 acres in Rush County, Kansas. In January 2007 the gas wells were shut in due to the closure of the plant which was purchasing the gas produced from Epic's wells. Epic is in negotiations with another company which is interested in purchasing the gas from these wells.

      Epic has a 50% working interest (approximate 40% net revenue interest) in seven shut-in gas wells located on 6,000 acres in Kay County, Oklahoma. Epic estimates that it will cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the well back on production. Two wells were successfully tested for commercial production following workovers in 2007. Depending on weather conditions, Epic plans to begin reworking the remaining shut-in wells during 2008.

      Epic expects that its gas wells will resume production by June 2008.

      In July 2007 Epic formed a joint venture, Epic Exploration and Production LLC, with a private investment firm to acquire energy assets and oil and gas properties. Epic will manage the operations of the joint venture. The private investment firm is responsible for providing capital required to acquire the assets on a project-by-project basis.

      Epic will receive 20% of the net income from any asset or oil and gas property acquired by the joint venture until the private investment firm receives 100% of the equity contributed by the private investment firm to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and the private investment firm. As of March 25, 2008, the joint venture was negotiating to acquire working interests, varying from 50% to 100%, in producing oil wells in Fort Bend and Bazoria counties, Texas.

      Epic did not participate in the drilling of any wells in 2006 or 2007.

      The following table shows, as of December 31, 2007, Epic's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

                    Productive Wells (1)  Developed Acreage  Undeveloped Acreage
                    Gross            Net  Gross         Net  Gross           Net
                    -----            ---  -----         ---  -----           ---

   Oklahoma            2               1     80          40  5,920        2,960
   Kansas             58              58  2,400       2,400 26,200       26,200
                    ----            ----  -----       ----- ------      -------

       Totals         60              59  2,480       2,440 32,120       29,160
                    ====            ====  =====      ====== ======      =======

(1) All wells are gas wells.

      Developed acreage represents the number of acres which are allocated or assignable to producing wells or wells capable of production.

      Undeveloped acreage represents leasehold interests on which wells have not been drilled or completed to the point that would permit the production of commercial quantities of natural gas and oil regardless of whether the leasehold interest is classified as containing proved undeveloped reserves.

      The following table shows, as of December 31, 2007 the status of Epic's gross developed and undeveloped acreage.

State          Gross Acreage     Held by Production    Not Held by Production
-----          -------------     ------------------    ----------------------

Kansas            6,000                   --                   6,000
Oklahoma         28,600                   --                  28,600


      Acres held by production remain in force so long as oil or gas is produced from the well on the particular lease. Leased acres which are not held by production require annual rental payments to maintain the lease until the first to occur of the following: the expiration of the lease or the time oil or gas is produced from one or more wells drilled on the lease acreage. At the time oil or gas is produced from wells drilled on the leased acreage the lease is considered to be held by production. Since the wells on the acreage shown in the table are shut-in, all acreage is classified as "Not Held By Production".

      Epic does not own any overriding royalty Interests.

      Title to properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the oil and gas industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, little investigation of record title is made at the time of acquisition (other than a preliminary review of local records). However, drilling title opinions are always prepared before commencement of drilling operations.

      The following table shows Epic's net production of oil and gas, average sales prices and average production costs during the year ended December 31, 2007.

Production Data:

   Production -
      Oil (Bbls)                       -0-
      Gas (Mcf)                        -0-

   Average sales price -
      Oil (Bbls)                       -0-
      Gas (Mcf)                        -0-

   Average production
       costs per MCF                   -0-

      Production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

      Epic is not obligated to provide a fixed and determined quantity of oil or gas in the future. During the last fiscal year, Epic did not have, nor does it now have, any long-term supply or similar agreement with any government or governmental authority.

      Below are estimates of Epic's net proved reserves and the present value of estimated future net revenues from its reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No.
69). The standardized measure of discounted future net cash flows is determined by using estimated quantities of proved reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is priced at period-end prices, except where fixed and determinable price escalations are provided by contract. The resulting estimated future cash inflows are then reduced by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10% per year.
                                                        December 31, 2007
                                                        -----------------
                                                        Oil           Gas
                                                       (Bbls)         (Mcf)
                                                       ------         -----

      Proved reserves                                   3,965     4,961,457
      Estimated future net cash flows from proved
           oil and gas reserves                             $10,225,690
      Present value of future net cash flows from
          proved oil and gas reserves                       $ 5,153,686

      Epic's proved reserves include only those amounts which Epic reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Proved Reserves.

Government Regulation
---------------------

      Although Epic's consulting business is not subject to any particular governmental regulations, Epic's oil and gas operations are subject to numerous environmental laws and regulations. These laws and regulations include:

     o    the Comprehensive  Environmental Response,  Compensation and Liability
          Act;
     o    the Resources Conservation and Recovery Act;

     o    the Clean Air Act;
     o    the Federal Water Pollution Control Act; and
     o    the Toxic Substances Control Act.

      In addition to the federal laws and regulations, states often have numerous environmental, legal, and regulatory requirements which Epic must comply with.

      Epic does not expect that costs pertaining to environmental compliance will have a material adverse effect on its operations.

      Various state and federal agencies regulate the production and sale of oil and natural gas. All states in which Epic plans to operate impose restrictions on the drilling, production, transportation and sale of oil and natural gas.

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

      Epic's sales of any natural gas will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980s and the individual pipeline restructuring proceedings of the early to mid-1990s, the interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

      Federal, state, and local agencies have promulgated extensive rules and regulations applicable to Epic's oil and gas exploration, production and related operations. Most states require permits for drilling operations, drilling bonds and the filing of reports concerning operations and impose other requirements relating to the exploration of oil and natural gas. Many states also have statutes or regulations addressing conservation matters including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from oil and natural gas wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of some states limit the rate at which oil and natural gas is produced from Epic's properties. The federal and state regulatory burden on the oil and natural gas industry increases Epic's cost of doing business and affects its profitability.

Competition
-----------

Consulting Services
-------------------

      The energy consulting industry is highly competitive. Competitors include large, multinational corporations such as SAIC, Accenture, KBR and Baker Energy as well as many medium sized and small consulting firms. Because the energy consulting industry is large and crosses numerous geographic lines, a meaningful estimate of the total number of Epic's competitors is not possible.
Competitive factors include:

     o    price;
     o    service delivery  (including the ability to deliver services quickly);
          and
     o    technical proficiency.

Oil and Gas
-----------

      Epic will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many of which are very large, with substantial capabilities and well established. Epic will compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. Although it is nearly impossible to estimate the number of competitors; it is known that there are a large number of companies and individuals in the oil and gas business.

      Exploration for and production of oil and gas are affected by the availability of pipe, casing and other tubular goods and certain other oil field equipment including drilling rigs and tools. Epic will depend upon independent drilling contractors to furnish rigs, equipment and tools to drill its wells. Higher prices for oil and gas may result in competition among operators for drilling equipment, tubular goods and drilling crews which may affect Epic's ability expeditiously to drill, complete, recomplete and work-over its wells. However, Epic has not experienced and does not anticipate difficulty in obtaining supplies, materials, drilling rigs, equipment or tools.

      The market for oil and gas is dependent upon a number of factors beyond Epic's control, which at times cannot be accurately predicted. These factors include the proximity of wells to, and the capacity of, natural gas pipelines, the extent of competitive domestic production and imports of oil and gas, the availability of other sources of energy, fluctuations in seasonal supply and demand, and governmental regulation. In addition, there is always the possibility that new legislation may be enacted which would impose price controls or additional excise taxes upon crude oil or natural gas, or both. Oversupplies of natural gas can be expected to recur from time to time and may result in the gas producing wells being shut-in. Increased imports of natural gas, primarily from Canada, have occurred and are expected to continue. Such imports may adversely affect the market for domestic natural gas.

      Since the early 1970's the market price for crude oil has been significantly affected by policies adopted by the member nations of Organization of Petroleum Exporting Countries ("OPEC"). Members of OPEC establish prices and production quotas among themselves for petroleum products from time to time with the intent of controlling the current global supply and consequently price levels. Epic is unable to predict the effect, if any, that OPEC or other countries will have on the amount of, or the prices received for, crude oil and natural gas produced and sold from Epic's wells.

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

General
-------

      As of March 31, 2008, Epic and its subsidiaries, the Carnrite Group, Pearl Investment Company and Epic Integrated Solutions, had 220 full time employees.

      Epic's offices are located at 10655 Six Pines, Suite 210, The Woodlands, Texas 77380. Approximately 1,500 square feet of space is occupied under the lease requiring rental payments of $2,400 per month. The lease on this space is occupied on a month-to-month basis.

      The offices of The Carnrite Group are located at 219 W. 11th Street, Houston, Texas. The 1,480 square feet of office space is occupied under the lease requiring rental payments of $2,500 per month through April 2008, $2,750 per month thru April 2009 and $3,000 per month through April 2010. The lease on this space expires in April 2010.

      The primary offices of Pearl Investment Company are located at 7110 Jefferson Avenue, Lakewood, Colorado. The 30,552 square feet of office space is occupied under the lease requiring rental payments of $42,168 per month. The third floor lease on this space expires in July 2011 and the second floor lease on this space expires in March 2012. Pearl has eight branch offices and facilities in Colorado, Wyoming, Montana and Utah. The rental for all of the branch offices is approximately $18,900 per month.

      The offices of Epic Integrated Solutions are located at 2203 Timberloch, The Woodlands, Texas. The 1,450 square feet of office space is occupied under a lease requiring rental payments of $5,086 per month through December 2009.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

      See Item 1 of this report.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

      Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED  STOCK HOLDER MATTERS.
--------------------------------------------------------------------------

      As of March 25, 2008 there were approximately 110 record holders of Epic's common stock. Epic's common stock began trading on the OTC Bulletin Board on October 30, 2006 under the symbol "EPCC". Shown below are the range of high and low closing prices for Epic's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

       Quarter Ended             High           Low
       -------------             ----           ---

       December 31, 2006        $ 2.80         $ 1.25
       March 31, 2007           $ 3.07         $ 2.78
       June 30, 2007            $ 3.20         $ 2.90
       September 30, 2007       $ 3.83         $ 3.15
       December 31, 2007        $ 4.29         $ 2.30

      Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of Epic's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. Epic has not paid any dividends on its common stock and Epic does not have any current plans to pay any common stock dividends.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS
-----------------------------------------------------------------

      The discussion in this section contains forward-looking statements. These statements relate to future events or future financial performance. Epic has attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause actual results to differ from those projected in any forward-looking statements. This discussion should be read with the financial statements and related notes included elsewhere in this report.

Overview
--------

       Epic was incorporated in Colorado on June 6, 1989. Following its formation Epic was inactive until April 2006, when Epic changed management and began operating in the oil and gas industry.

       In August 2007 Epic acquired the Carnrite Group, LLC for 3,177,810 shares of its common stock.

       In December 2007 Epic acquired Pearl Investment Company (formerly named Pearl Development Company) for 1,786,240 shares of its common stock and $19,020,000 in cash.

       On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 and issued 1,000,000 shares of its common stock to the three owners of Epic Integrated. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009.

       The Carnrite Group, Pearl Investment Company and Epic Integrated provide consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance, oil field project management, training, operations documentation and data management.

      The Carnrite Group, Pearl Investment Company and Epic Integrated Services generated annual revenues in 2007 of approximately $62,000,000.

      Epic plans to continue its growth in the Rocky Mountains, Texas, Oklahoma and Kansas, where its engineering expertise is its strength, and expand throughout the United States and into foreign countries.

      As of February 29, 2008, Epic's backlog for future consulting services was approximately $23.9 million. This compares to a combined backlog of approximately $16.5 million as of February 28, 2007, all of which was attributed to Pearl Investment Company since the Carnrite Group was not formed until March 2007. Epic believes demand for its services remains strong and will continue to increase as it expands its service regions during 2008.

       Epic has a 100% working interest in 58 shut in gas wells and a 50% working interest in seven shut in gas wells. Epic plans to continue its search for underperforming oil and gas properties where it believes its engineering expertise can improve production. Oil prices have recently risen to as high as $107 a barrel. As a result, enhanced recovery projects have become more economically feasible.

Results of Operations
---------------------

Epic
----

      Following its formation in 1989 Epic was relatively inactive until April 2006, when its management changed and it became involved in providing consulting services and oil and gas exploration and development.

      Because Epic had minimal operations until the acquisition of Carnrite in August 2007, Epic's historical operating results and period to period comparisons are not significant until 2007. All increases in Epic's revenues and expenses between 2007 and 2006 are associated with the acquisitions of Carnrite and the Pearl Investment Company. Refer to the pro forma financial statements included in "Notes to the Consolidated Financial Statements - Note 3 Business Combinations" which includes the results of operations had Carnrite and Pearl been acquired as of January 1, 2006. The results for 2007 contain the historical results of Carnrite from July 1 through December 31 and Pearl from December 1 through December 31 and may not be indicative of future operating results.

      Expenses which are directly related to oil and gas production are charged to lease operating expenses. All other expenses (except depletion, accretion and impairment), whether they relate to consulting services or oil and gas exploration/development, are recorded as general and administrative expenses.

Analysis of the Year Ended December 31, 2007 versus December 31, 2006
---------------------------------------------------------------------

      Revenues were $8,470,696 for the year ended December 31, 2007 as compared to $106,263 for the year ended December 31, 2006, an increase of $8,364,433. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

      Operating Expenses were $12,236,495 for the year ended December 31, 2007 as compared to $4,079,565 for the year ended December 31, 2006, an increase of $8,156,930. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007 and increased lease operating expenses of approximately $324,000, partially offset by a decrease in impairment of oil and gas properties of approximately $896,000.

      Loss from Operations was $3,765,799 for the year ended December 31, 2007 as compared to $3,973,302 for the year ended December 31, 2006, a decrease of $(207,503). Because significant operations commenced in 2007 with the acquisitions of Carnrite and Pearl, no comparison can be made between the periods.

      Other Income (Expenses) were $(596,917) for the year ended December 31, 2007 as compared to $3,088 for the year ended December 31, 2006. The increase in Other Expenses was due to interest expense and debt discount amortization on the $20,250,000 debentures that were sold on December 5, 2007.

      Net Loss was $(4,382,716) or $0.11 per share for the year ended December 31, 2007 as compared to $(3,970,214) for the year ended December 31, 2006, an increase of $412,502. Because significant operations commenced in 2007 with the acquisitions of Carnrite and Pearl, no comparison can be made between the periods.

Analysis of the Year Ended December 31, 2006 versus December 31, 2005
---------------------------------------------------------------------

      During the year ended December 31, 2006 Epic had gross revenues of $106,263 which were derived from the sale of natural gas and consulting services and had a loss of $3,970,214, resulting primarily from the impairment of its oil and gas properties and general and administrative expenses associated with commencing operations during 2006. During the year ended December 31, 2005, Epic, then named did not have any operations. As a result, a comparison of operations for the current period with the year ended December 31, 2005 is not meaningful.

Liquidity and Capital Resources
-------------------------------

      Between October 2006 and April 2007 Epic raised $1,414,700, net commissions, from the sale of 1,455,100 shares of its common stock, plus 491,500 Series A warrants and 963,600 Series B warrants, to private investors. The Series A warrants expired on December 31, 2007. Each Series B Warrant entitles the holder to purchase one share of Epic's common stock at a price of $2.50 per share at any time prior to September 30, 2009.

      On December 5, 2007 Epic sold 4,406,334 shares of its common stock to a group of private investors for gross proceeds of $6,609,501, or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 4,406,334 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

      On December 31, 2007 Epic sold an additional 1,023,001 shares of its common stock to a group of private investors for gross proceeds of $1,534,502 or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 1,023,001 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

      On December 5, 2007 Epic also sold notes in the principal amount of $20,250,000 to a second group of private investors. The notes were sold at their face value without discount. The notes bear interest annually at 10% per year. The notes are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012.

      Interest on the notes is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1, 2008 Epic is required to make quarterly payments of $1,265,625 toward the principal amount of the notes.

     The amounts raised in the December 2007 financing were used as follows:

     Amount received from sale of common stock, notes
       and warrants                                              $ 28,394,003

      Less:
          Acquisition of Pearl Investment Company                 (19,020,000)
          Reserve for income taxes of Pearl Investment Company
              for year ended December 31, 2007                     (2,400,000)
          Payment of Pearl Investment Company bank loans           (1,504,884)
          Placement agent fees                                     (1,785,000)
          Legal, accounting and other professional fees              (125,000)
                                                              ---------------
             Remainder to be used as working capital          $    3,559,119
                                                              ===============

      Epic's sources and (uses) of cash during the years ended December 31, 2007 and 2006 were:
                                                       2007          2006
                                                       ----          ----

Cash used by operations                           $(2,667,176)    $(595,807)
Investment in Epic Exploration and Development         22,700            --
Investment in oil and gas properties                 (301,777)     (102,100)
Cash resulting from acquisition of Carnrite            48,727            --
Acquisition of Pearl Investment Company,
    net of cash received                          (20,371,822)           --
Borrowings, net of repayments and issuance costs   17,503,607            --
Sale of common stock                                8,667,103       903,195
Capital contribution                                       --      (304,221)
Increase in restricted cash                        (3,400,000)           --
Bank overdrafts                                     3,441,949            --
Other                                                  (4,901)           --

      Epic's material future contractual obligations as of December 31, 2006 are shown below:

                       Operating      Capital
                         Leases        Leases        Debt           Total
                       ---------      --------       ----           -----

      2008           $   941,280     $1,055,303   $2,152,832   $  4,149,415
      2009               842,004        889,796    6,032,440      7,764,240
      2010               731,156        481,893    6,885,216      8,098,265
      2011               589,009        363,630    5,082,671      6,035,310
      2012               246,303        388,149    3,807,282      4,441,734
      Thereafter               -      2,876,449            -      2,876,449
                ----------------- ------------- ------------   -------------
            Total     $3,349,752   $6,055,220    $23,960,441    $33,365,413
                      ==========   ==========    ===========    ===========

      Other than the operating leases, as of December 31, 2007 and March 31, 2008 Epic did not have any off balance sheet arrangements.

      Epic's loan from the private lender had a principal balance of $3,710,441 as of December 31, 2007 and is secured by Epic's gas wells in Rush County, Kansas. The loan bears interest at 10% per year and is payable in equal monthly installments of $72,000. The loan agreement provides that if the monthly net income from the wells is less than $72,000, the deficit will be added to the principal amount of the note. If the monthly net income from the wells is greater than $72,000, the net income is applied to the note principal. Since the Kansas wells are shut in, it is anticipated that $25,000 will be added to the note principal each month until the wells return to production.

      As a result of the acquisition of The Carnrite Group, the Pearl Investment Company and Epic Integrated, Epic believes that cash provided by its operations will satisfy its future capital requirements, including principal and interest payments required by the terms of the note secured by Epic's Kansas gas wells and the notes sold in December 2007.

      The demand for Epic's services depends on trends in oil and natural gas prices and is particularly sensitive to the level of exploration, development, and production by oil and natural gas companies. Historically, the prices for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities will have a significant impact on the activity level of Epic's consulting businesses.

       Other than the matters discussed above, Epic does not know of any future trends or events which would materially affect its operating results or financial condition.

Critical Accounting Policies

      The preparation of Epic's financial statements requires it to make estimates and judgments that affect the reported amounts of its assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Epic bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although Epic reviews its estimates on an ongoing basis, actual results may differ from its estimates under different assumptions or conditions. Epic believes the following accounting policies are critical to the judgments and estimates used in the preparation of its financial statements:

      Revenue Recognition. Revenues from oil and gas production sales are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon transmission of oil and gas production), and collection is reasonably assured.

      Revenue from consulting services is recognized from consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included in professional and subcontracted services as a cost of revenue.

      Service revenue is received from certain contractual relationships under time and materials type contracts, for which revenue is recognized monthly in the period in which the related time is incurred and as expenses are recognized. Revenues from lump-sum turn-key contracts are recognized upon achievement of contract milestones, based on contracts. Interest income is generated from certain customer prepayments for materials to be procured, received, and paid for on behalf of the customer and is recognized monthly.

      Accounts Receivable. Accounts receivable represent amounts due from customers for services performed. Epic extends various terms to its customers, with payment terms generally 30 days, depending on the customer and country, and Epic does not require collateral. Epic periodically assesses the collectibility of its receivables, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off. Epic has not experienced collectibility problems to date. If the collection history or aging of accounts receivable deteriorates, Epic may have to record a charge to operations to establish an allowance for doubtful accounts. A customer of Pearl Investment, which owed Pearl approximately $1,200,000, recently filed for Chapter 11 bankruptcy. As a result of this filing, Epic, on its December 31, 2007 balance sheet, recorded an allowance for doubtful accounts of $636,000.

      Full Cost Method of Accounting for Crude Oil and Natural Gas Activities . SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Epic has chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. Epic also capitalizes internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result Epic's financial statements will differ from companies that apply the successful efforts method since Epic will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

       At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes Epic more susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. Epic's crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on Epic's business, including impact from the full cost method of accounting.

      Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value of the future net cash flows from proved crude oil and natural gas reserves, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, Epic must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce Epic's stockholders' equity and reported earnings. The risk that Epic will be required to write-down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if Epic experiences substantial downward adjustments to its estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

       Estimates of Epic's proved reserves included in this prospectus are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

     o    the quality and quantity of available data;
     o    the interpretation of that data;
     o    the accuracy of various mandated economic assumptions; and
     o    the judgment of the persons preparing the estimate.

      Epic's proved reserves and the present value of estimated future net revenues from its reserves are based upon estimates which Epic believes are reasonable. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate. It should not be assumed that the present value of future net cash flows is the current market value of Epic's estimated proved reserves. In accordance with SEC requirements, Epic bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the estimate.

      The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

      Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool) or a charge is made against earnings for those international operations where a reserve base has not yet been established. Impairments transferred to the DD&A pool increase the DD&A rate. Costs excluded for oil and gas properties are generally classified and evaluated as significant or individually insignificant properties.

      Property and Equipment. Property and equipment is stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease terms for leasehold improvements and equipment under capital leases.

      Valuation of Intangibles and Long-Lived Assets. SFAS No. 142 provides that goodwill and other intangible assets that have indefinite useful lives not be amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result from Epic's impairment test; therefore, Epic may record goodwill impairments in the future, even when the aggregate fair value of its reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and Epic's projections may vary from cash flows eventually realized.

      Epic reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment, and Epic's projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, Epic estimates the useful lives of its long-lived assets and other intangibles. Epic periodically reviews factors to determine whether these lives are appropriate.

      Asset Retirement Obligations ("ARO"). The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated by the units of production method. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, we have included estimated future costs of abandonment and dismantlement in the full cost amortization base and amortize these costs as a component of our depletion expense.

      Stock-Based Compensation. Epic adopted FAS 123R on January 1, 2006 which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. Epic values share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of Epic's stock price.

      Income Taxes. Epic uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2007, 2006 and 2005, Epic had recorded a full valuation allowance for its net deferred tax asset.

      On January 1, 2007, Epic adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that Epic recognize in its consolidated financial statements only those tax positions that are "more-likely-than-not" of being sustained as of the adoption date, based on the technical merits of the position. Due to the recent acquisitions of the Carnrite Group and the Pearl Investment Company, Epic has been unable determine the impact of FIN 48 as of December 31, 2007.

      Per Share Information. Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to common stockholders, all of Epic's stock options and warrants were anti-dilutive. Common stock equivalents of $23,828,961, and $1,143,143 at December 31, 2007 and 2006, respectively, were excluded because they were anti-dilutive due to the net loss attributable to common stockholders incurred in such periods.

      Financial Instruments and Concentrations of Credit Risk. Epic's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments, and debt. Epic believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of debt is estimated based on the effective interest rate method.

      Epic generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features in Epic's debt that are indexed to its common stock, are classified as equity with the offset treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense during the life of the debt.

      Epic utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock. The embedded conversion features utilized in these instruments require an initial measurement of the fair value of the derivative components. Pursuant to FAS 133 and EITF 00-19 Epic amortizes the discount associated with these derivative components to interest expense at each reporting period.

Recent Accounting Pronouncements

      In June 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109"("FAS 109"), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Due to the recent acquisitions of the Carnrite Group and the Pearl Investment Company, Epic has been unable determine the impact of FIN 48 as of December 31, 2007.

      In September 2006, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No.157, "Fair Value Measurements" (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. Epic does not believe the adoption of FAS 157 will have a material impact on its financial statements.

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

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS No. 141(R) will be effective for Epic beginning with the 2009 fiscal year.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements -- an amendment of ARB 51," which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS No. 160 also requires that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS No. 160 will be effective for Epic beginning with the 2009 fiscal year. Epic is evaluating the potential impact of SFAS No.160, if any, on its financial statements.

ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

      See the financial statements attached to this report.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
---------------------------------------------------------

      Effective February 21, 2007 Epic replaced (i.e. dismissed) Comiskey & Company with Malone & Bailey, P.C. as Epic's independent certified public accountants. Comiskey & Company audited Epic's financial statements for the fiscal years ended December 31, 2004 and 2005. During Epic's two most recent fiscal years and subsequent interim period ended February 21, 2007, there were no disagreements with Comiskey & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Comiskey & Company would have caused it to make reference to such disagreements in its report had a reports.

      During the two most recent fiscal years and subsequent interim period ended February 21, 2007, Epic did not consult with Malone & Bailey regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Epic's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

      The change in Epic's auditors was recommended and approved by the directors of Epic.

ITEM 8A(T).  CONTROLS AND PROCEDURES
------------------------------------

      Rex Doyle, Epic's Chief Executive and Principal Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures as of the end of the period covered by this report; and in his opinion Epic's disclosure controls and procedures were not effective to ensure that material information relating to Epic, including its consolidated subsidiaries, is made known to him by others within Epic, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------

      Epic's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Epic's principal executive officer and principal financial officer and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

      Epic's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect its transactions and dispositions of its assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Epic's financial statements in accordance with U.S. generally accepted accounting principles, and that its receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Epic's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In connection with the preparation of Epic's annual financial statements, management undertook an assessment of the effectiveness of Epic's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Epic's internal control over financial reporting and testing the operational effectiveness of those controls.

      Based on this evaluation, management has concluded that Epic's internal control over financial reporting was not effective as of December 31, 2007 due to the fact that a significant number of transactions were not recorded or presented in Epic's financial statements in accordance with Generally Accepted Accounting Principles.

      This annual report does not include an attestation report by Epic's independent registered public accounting firm regarding Epic's internal control over financial reporting. Management's report was not subject to attestation by Epic's independent registered public accounting firm pursuant to temporary rules of the SEC that permit Epic to provide only management's report on internal control in this annual report.

      There was no change in Epic's internal control over financial reporting identified in connection with the evaluation described above that occurred during Epic's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, Epic's internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION
-----------------------------

      Not applicable

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
------------------------------------------------------------------------

        Name                  Age            Position
        ----                  ---            --------

        Rex Doyle              49            Chief Executive Officer and a
                                             Director
        John Ippolito          48            President
        David Reynolds         56            Executive Vice President and
                                             Secretary
        R. Bret Rhinesmith     44            Executive Vice President
        Michael Kinney         50            Executive Vice President,
                                             Principal Financial and
                                             Accounting Officer
        W. Robert Eissler      57            Director
        Dr. Robert Ferguson    64            Director
        Kevin G. McMahon       40            Director

      Rex P. Doyle has been an officer and director of Epic since April 4, 2006. Mr. Doyle was a Vice President of Michael Baker Corporation (AMEX:BKR) between August 2000 and September 2002. Between September 2002 and April 2004 Mr. Doyle was Vice President of Business Development for Baker Energy, a subsidiary of Michael Baker Corporation. Between April 2005 and April 2006 Mr. Doyle was Senior Vice President of Global Operations for Baker Energy and an officer of Michael Baker Corporation. Mr. Doyle graduated with a BS in Mechanical engineering from The Ohio State University, and has been a licensed professional engineering in the state of Louisiana(inactive). He graduated with a Masters of Business Administration, with Distinction, from the University of Michigan, and also graduated from the Harvard IPAA Program for Owners and Executives.

      John S. Ippolito has been an officer of Epic since April 4, 2006. Mr. Ippolito was Business Development Manager - North and South America Integrated Project Management Division for Schlumberger Ltd. between 2000 and August 2003. Between August 2003 and April 2006 Mr. Ippolito was Senior Business Development Director, Continental U.S., and Business Manager - Large Asset Management Contracts, for Baker Energy, a subsidiary of Michael Baker Corporation.

      David R. Reynolds has been an officer of Epic since April 4, 2006. Mr. Reynolds was a principal of Orion Oil & Gas L.L.C. between 2003 and December 2005. Between January 2006 and April 2006 Mr. Reynolds was working on a business plan, adopted by Epic in April 2006, for an oil and gas exploration/energy consulting company. From 2001 to 2003 Mr. Reynolds was with the Business Development Group of Union Oil of California.

      R. Bret Rhinesmith was appointed an officer in December 2007 of Epic following Epic's acquisition of the Pearl Investment Company. Since 1994 Mr. Rhinesmith has been the President of the Pearl Investment Company and its predecessor companies.

      W. Robert Eissler has been a director of Epic since December 2006. Since 1983 Mr. Eissler has been the President of Eissler & Associates, an executive recruiting firm based in The Woodlands, Texas. Mr. Eissler also serves as Texas State Representatives for the 80th Legislature (2006-2007).

      Michael E. Kinney has been Epic's Executive Vice President and Chief Financial Officer since February 2008. Between 2005 and February 2008, Mr. Kinney was employed by Accretive Solutions, a financial consulting firm, leading its corporate governance team which focused on small to mid-size energy clients in the Houston area. From 2003 to 2005, Mr. Kinney was the Internal Audit Director for Stewart & Stevenson, Inc., a manufacturer of tactical vehicles for the federal government. Between 1996 and 2001 Mr. Kinney held several positions with Federal Express, including director of logistics operations (1999 to 2001) and managing director of audit (1997 to 1999) with responsibility for financial and operational audits. Mr. Kinney has also worked in various audit capacities with i2 Technologies and Textron. Mr. Kinney is a CPA and holds an MBA in Finance & Information Technology from Dallas Baptist University and a BBA in Accounting from the University of Texas at Arlington.

      Dr. Robert M. Ferguson has been a director of Epic since December 2006. Since October 2005 Dr. Ferguson has been the President of the Leadership Institute for Vision and Ethics (Live) in Houston, Texas. Between January 2002 and September 2005 Dr. Ferguson was an independent consultant in the areas of organization and leadership. Since 2002 Dr. Ferguson has been an Adjunct Professor of Philosophy and Business Ethics at the Lone Star College, Montgomery in The Woodlands, Texas, and an Adjunct Professor in Business Ethics and Biblical Studies at Belhaven College in Houston, Texas. Since February 2008 Dr. Ferguson has been pastor at the Faith Fellowship Church in Spring, Texas. Between February January 2002 and October 2005 he was pastor at Spring Cypress Presbyterian Church in Spring, Texas.

      Kevin G. McMahon has been a director of Epic since July 2007. Mr. McMahon is the Company's financial expert and serves as the Chairman of the Audit Committee. Since May 2006, Mr. McMahon has been Senior Vice President of Internal Audit and Sarbanes Oxley Compliance for Calpine Corp. From September 2005 to May 2006, he was the Vice President and General Auditor for Exide Technologies. From March 1997 to August 2005, he was the Vice President of Internal Audit. Mr. McMahon has over 19 years experience in banking, public accounting, healthcare, manufacturing and energy/power generation. Kevin has a master of business administration degree from Palm Beach Atlantic University and a bachelor of science degree in accounting from the State University of New York, and is a Certified Internal Auditor.

      Epic has a compensation committee. Dr. Robert Ferguson is the only member of the compensation committee. Epic's audit committee is comprised of Dr. Robert Ferguson and Kevin G. McMahon. Kevin McMahon serves as Epic's financial expert. All of Epic's directors, with the exception of Rex Doyle, are independent as that term is defined in Section 121(A) of the listing standards of the American Stock Exchange.

      Epic has adopted a Code of Ethics applicable to Epic's principal executive, financial, and accounting officers and persons performing similar functions.

Changes in Management
---------------------

      On April 4, 2006, Mark W. Moniak, Epic's only officer and director, appointed Rex Doyle, John S. Ippolito and David R. Reynolds as directors of Epic. Following these appointments Mr. Moniak, resigned as an officer and director of Epic.

      Epic's directors then appointed the following persons to be officers:

               Name                   Position
               ----                   --------

               Rex P. Doyle           Chief Executive and Principal  Financial
                                        Officer
               John S. Ippolito       President
               David R. Reynolds      Executive Vice President and Secretary

      On November 6, 2006 John Sherwood was appointed a director of Epic. On November 30, 2006, John Ippolito and David Reynolds resigned as directors of Epic, but remained executive officers of Epic. On December 1, 2006 Robert Eissler and Dr. Robert Ferguson were appointed directors of Epic. On July 1, 2007 Kevin G. McMahon was appointed as a director of Epic. On October 1, 2007 Mr. Sherwood resigned as a director. R. Bret Rhinesmith was appointed as an officer of Epic in December 2007.

Management of Subsidiaries
--------------------------

      The managing directors of the Carnrite Group are:

          Name                      Age
          ----                      ---

          Lea Ann Robertson         51
          Rita L. Williams          47
          Sherri Herzig             41
          Gillian A. Tilbury        44
          Carolyn Stortstrom        47

      All of Carnrite's managing directors have been employed by Carnrite since its inception in March 2007. Between 2002 and the formation of Carnrite, all of these persons were employed by Jeffries Energy Consulting LLC.

      The officers of Pearl Investment Company are:

          Name                     Age        Position
          ----                     ---        --------

          R. Bret Rhinesmith        44        President
          Mona Walker               41        Chief Financial Officer

          Name                     Age        Position
          ----                     ---        --------

          Curtis L. Good            48        Vice President
          Patrick W. Murray         50        Vice President

      Information concerning the management of Pearl Investment Company (formerly named Pearl Development Company) follows. For purposes of the biographical information, employment by any subsidiary of Pearl Investment is considered to be employment by the parent company, Pearl Investment Company.

      R. Bret Rhinesmith has been an officer of Epic since December 2007. Mr. Rhinesmith has been the Chief Executive Officer of Pearl Investment Company since 1993.

      Mona Walker has been an officer of Pearl Investment Company since October 2006. Between 2005 and 2006 Ms. Walker was the Director of Accounting and Finance for Centennial Energy, a natural gas liquids marketing company. Between 1990 and 2005 Ms. Walker was the Risk & Financial Planning Manager for an affiliate of MarkWest Hydrocarbons, Inc.

      Curtis L. Good has been an officer of the Pearl Investment Company since 2004. Between 2000 and 2004 Mr. Good was a consultant with J.M. Huber Corporation where he consulted in the construction of pipelines, roads, reservoirs, and water and gravel pits.

      Patrick W. Murray has been an officer of Pearl Investment Company since 2006. Between 1995 and 2006 Mr. Murray managed his own investments. Between 1988 and 1995 Mr. Murray was Chief Financial Officer and Vice President of Finance for MarkWest Hydrocarbon Partners, Ltd.

      The managing directors of Epic Integrated are:

            Name                        Age
            ----                        ---

            Joseph Wright               27
            Richard Dean Harvey         47
            Traci Marlene Harvey        46

Joseph Wright has been senior consultant with Epic Integrated Solutions since February 2006. Between 1997 and 2006, Mr. Wright was employed with Baker Energy in various capacities including senior technical consultant, technology manager, systems integrator, and network administrator.

Richard D. Harvey has been a training consultant and technical manager with Epic Integrated Solutions since February 2006. Between March 2000 and February 2006, Mr. Harvey was Technical Manager with Baker Energy responsible for project development, planning, research and development, project estimates, budgeting, quality control, personnel administration and vendor relationships for major training projects.

Traci Harvey has been a training consultant and project manager with Epic Integrated Solutions since 2005. Between 2002 and 2005, Ms. Harvey was employed by Baker Energy in project, personnel and budget management, project coordination, training and graphic design.

ITEM 10.    EXECUTIVE COMPENSATION
----------------------------------

      The following table shows the compensation paid or accrued to Epic's Principal Executive and Financial Officer and the four other most highly compensated executive officers of Epic, or Epic's subsidiaries, during the years ended December 31, 2007 and 2006.

                                                               All
                                                              Other
                                                              Annual
                                             Stock    Option  Compen-
Name and Principal  Fiscal  Salary   Bonus   Awards   Awards  sation
    Position         Year    (1)      (2)     (3)       (4)     (5)      Total
------------------  ------  ------   -----   ------   ------  -------    -----

Rex Doyle, Chief      2007 $210,000     --  $990,000 $ 72,713      -- $1,272,713
Principal Executive   2006 $118,750     --        -- $101,439      -- $  220,189
and Financial
Officer

John Ippolito         2007 $175,000     --  $990,000 $ 45,321      -- $1,210,321
President since       2006 $105,625     --        -- $101,439      -- $  207,064
April 4, 2006

R. Bret Rhinesmith,   2007 $343,264 $300,000      --       -- $12,917 $  656,181
President of Pearl    2006 $156,398     --        --       --      -- $  156,398
Investment Company

Pat Murray            2007 $205,192 $500,000      --       -- $ 9,587 $  714,779
President of Pearl    2006 $ 76,154 $ 85,000                  $   477 $  161,631
Development

     (1)  The dollar value of base salary (cash and non-cash) earned.
     (2)  The dollar value of bonus (cash and non-cash) earned.
     (3) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
     (4) The fair value of options granted computed in accordance with FAS 123R on the date of grant.
     (5) All other compensation received that Epic could not properly report in any other column of the table.

      In February 2008 Michael Kinney replaced Rex Doyle as Epic's Principal Financial and Accounting Officer.

      The compensation shown in the table for R. Bret Rhinesmith and Patrick Murray was paid by Pearl Investment Company. Epic acquired Pearl Investment Company in December 2007. Mr. Rhinesmith has been the President of Pearl Investment Company since 1994. Mr. Murray joined Pearl Investment Company in 2006.

      Epic does not have an employment agreement with any of its officers except for Mr. Rhinesmith.

      Carnrite has employment agreements with each of its managing directors which provide that each managing director will be paid an annual salary of $150,000.

      Each employment agreement continues in effect until the death or disability of the employee, or upon 30 days notice of termination given by either Carnrite or the employee. If the employment agreement is terminated by Carnrite without cause, then Carnrite will be required to pay the employee one-twelfth of the employee's then current salary.

      For purposes the employment agreements "cause" means.

     o The commission by the employee of acts that's are both dishonest and demonstrably injurious to Carnrite in any material respect;
     o The failure of the employee to observe and comply with Carnrite's published policies;
     o The willful failure the employee to observe and comply with any lawful and ethical directions or instruction of Carnrite's Directors;
     o The failure of the employee to perform, in any material respect, her duties with Carnrite, but only if such failure was not caused by disability or incapacity and shall have continued unremedied for more than 30 days after written notice is given to the employee by Carnrite;
     o Any willful conduct on the part of the employee that prejudices, in any material respect, the reputation of Carnrite.

      Epic has employment agreements with the officers of Pearl Investment which provide for the following:

      Name of Employee                     Annual Salary
      ----------------                     -------------

      R. Bret Rhinesmith                      $310,000
      Mona L. Walker                          $175,000
      Curtis L. Good                          $220,000
      Patrick W. Murray                       $220,000

       Each employment agreement continues in effect until the death or disability of the employee, or upon 30 day's notice of termination given by either Epic or the employee. If the employment agreement is terminated by Epic without cause, then Epic will be required to pay the employee the greater of:

     o    Three months of employee's then current salary;
     o The amount the employee would have received had the employee continued to work between the date of termination and September 1, 2010.

     o If the employment agreement is terminated after September 1, 2010, the amount the employee would have received had the employee continued to work between the date of termination and the next following September 1st.

      For purposes of the employment agreements, "cause" means:

     o An act of fraud, embezzlement, or theft in the course of employment with Epic;
     o Unauthorized intentional disclosure of Epic's trade secrets or confidential information;
     o Violation of any federal, state or local law, ordinance, rule, or regulation while conducting business on behalf of Epic (other than traffic violations or similar offenses);
     o    Any material breach of fiduciary duties owed to Epic;
     o    Refusal to perform the duties reasonably required by Epic;
     o    Unsatisfactory job performance;
     o Any material misconduct in the course and scope of the employee's employment with Epic, including dishonesty, disorderly conduct, insubordination, harassment of other employees or customers or abuse of alcohol or controlled substances, or
     o    The violation of any material provision of the employment agreement.

       Epic has employment agreements with each managing director of Epic Integrated. Each employment agreement provides that the director will be paid an annual salary of $150,000 and that the employment agreement will continue in effect until February 20, 2011 or the death or disability of the director, whichever occurs first. However, either Epic or the director may terminate the employment agreement earlier upon written notice. If the employment agreement is terminated earlier by Epic without cause, then Epic will be required to pay the director $150,000.

      For purposes of the employment agreements, "cause" has the same meaning as that term is used in Epic's employment agreements with the officers of the Pearl Investment Company.

      Long-Term Incentive Plans. Epic does not provide its officers or employees with stock appreciation rights, long-term incentive or similar plans.

      Employee Pension, Profit Sharing or other Retirement Plans. Epic does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended December 31, 2007
-------------------------------------------------------------

Name                 Paid in Cash  Stock Awards (1)  Option Awards (2)    Total
----                 ------------  ----------------  -----------------   -------

Robert Eissler           $500                               --
Dr. Robert Ferguson      $500                               --

Kevin McMahon              --          --              --             --

(1) The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

      Mr. McMahon was not paid any director's fees in 2007 since he did not become a director until July 2007.

Stock Option and Bonus Plans

      Epic has adopted stock option and stock bonus plans. A summary description of these plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. Epic's Incentive Stock Option Plan authorizes the issuance of shares of Epic's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

      Non-Qualified Stock Option Plan. Epic's Non-Qualified Stock Option Plan authorizes the issuance of shares of Epic's Common Stock to persons that exercise options granted pursuant to the Plans. Epic's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of Epic's Common Stock on the date the option is granted.

      Stock Bonus Plan. Epic's Stock Bonus Plan allows for the issuance of shares of Common Stock to it's employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Summary. The following is a summary, as of December 31, 2007, of the options granted, or the shares issued, pursuant to the Plans. Each option represents the right to purchase one share of Epic's common stock.

                           Total      Shares
                          Shares    Reserved for   Shares      Remaining
                         Reserved   Outstanding   Issued as  Options/Shares
Name of Plan            Under Plans   Options    Stock Bonus   Under Plans
------------            ----------- ------------ ----------- --------------

Incentive Stock
 Option Plan             2,000,000          --          N/A     2,000,000
Non-Qualified Stock
 Option Plan             3,000,000   1,611,000          N/A     1,389,000
Stock Bonus Plan         1,000,000         N/A      600,000       400,000

      The following tables show, during the fiscal years ended December 31, 2006 and 2007, the options granted to and held by, the persons named below. All of the options listed below were granted pursuant to Epic's Non-Qualified Stock Option Plan.

                            Shares underlying
                        unexercised options which are:
                        ----------------------------- Exercise    Expiration
    Name               Exercisable  Unexercisable       Price         Date
    ----               -----------  -------------    ------------  -----------

    Rex Doyle          100,000                         $0.50      10/24/08
    Rex Doyle           50,000          50,000         $3.00      10/24/08
    John Ippolito      100,000                         $0.50      10/24/08
    John Ippolito       50,000          50,000         $3.00      10/24/08
    David Reynolds     100,000                         $0.50      10/24/08
    David Reynolds      50,000          50,000         $3.00      10/24/08
    Rex Doyle               --         292,000         $3.30      12/31/12
    John Ippolito           --         182,000         $3.30      12/31/12
    David Reynolds          --         143,000         $3.30      12/31/12
    Michael Kinney          --          65,000         $3.17       7/10/12
    W. Steven Goff          --          89,000         $3.30      12/13/12
    Sherry L Herzig         --          46,000         $3.30      12/13/12
    Lea Ann Robertson       --          46,000         $3.30      12/13/12
    Carolyn N Stortstrom    --          46,000         $3.30      12/13/12
    Gillian L Tilbury       --          46,000         $3.30      12/13/12
    Rita L Williams         --          46,000         $3.30      12/13/12
    Elizabeth Gallagher     --          10,000         $3.30      12/13/12

      As of March 31, 2008 none of the options granted by Epic had been exercised.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to Epic's stock option plans as of December 31, 2007. Epic's stock option plans were not approved by its shareholders.


                                            Number of Securities
                               Number       Remaining Available
                            of Securities   For Future Issuance
                             to be Issued     Weighted-Average       Under Equity
                           Upon Exercise      Exercise Price of   Compensation Plans,
                           of Outstanding      of Outstanding    Excluding Securities
Plan category                Options (a)            Options      Reflected in Column (a)
-------------              --------------   -------------------- -----------------------

Incentive Stock
 Option Plan                         --                    --             2,000,000
Non-Qualified Stock
 Option Plan                  1,611,000                 $2.71             1,389,000


      On December 13, 2007 Rex Doyle and John Ippolito were each awarded 300,000 shares of Epic's common stock pursuant to Epic's Stock Bonus Plan.

      In connection with the December 2007 acquisition of the Pearl Investment Company, R. Bret Rhinesmith received, in exchange for his shares of the Pearl Investment Company, 1,075,000 shares of Epic's common stock and was appointed an officer of Epic.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------

      The following table sets forth the number of and percentage of outstanding shares of common stock owned by Epic's officers, directors and those shareholders owning more than 5% of Epic's common stock as of March 31, 2008.

                                       Shares of
Name and Address                    Common Stock (1)        Percent of Class (2)
----------------                    ----------------        --------------------

Rex P. Doyle                          8,600,000                    19.6%
10655 Six Pines Drive, Suite 210
The Woodlands, TX 77380

John Ippolito                         8,600,000                    19.6%
10655 Six Pines Drive, Suite 210
The Woodlands, TX 77380

David Reynolds                        2,200,000                     5.0%
10655 Six Pines Drive, Suite 210
The Woodlands, TX 77380

R. Bret Rhinesmith                    1,075,000                     2.5%
7110 Jefferson Ave.
Lakewood, CO  80235

W. Robert Eissler                        15,000                        *
10655 Six Pines Drive, Suite 210
The Woodlands, TX 77380

Dr. Robert Ferguson                      18,000                        *
10655 Six Pines Drive, Suite 210
The Woodlands, TX 77380

Kevin G. McMahon                             --                       --
717 Texas Avenue, Suite 1000
Houston, TX 77002

All Executive Officers               20,508,000                    46.7%
and Directors as a group (7 persons)

*     Less than 1%.

(1) Includes shares issuable upon the exercise of options, all of which are presently exercisable, and held by the following persons:

                                           Shares Issuable Upon
             Name                           Exercise of Options
             ----                          --------------------

             Rex Doyle                            200,000
             John Ippolito                        200,000
             David Reynolds                       200,000

      Except as listed in footnote (1) none of the persons listed in the Principal Shareholders table hold any options, warrants or other securities which are convertible into shares of Epic's common stock prior to June 30, 2008.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-----------------------------------------------------------

      On April 4, 2006 Epic sold:

     o    20,000,000 shares of its common stock to Rex Doyle for $200;
     o    20,000,000 shares of its common stock to John Ippolito for $200;
     o    2,000,000 shares of its common stock to David Reynolds for $20;
     o    2,000,000 shares of its common stock to two unrelated parties for $20.

      On March 12, 2007 Rex Doyle and John Ippolito each agreed to the cancellation of 11,600,000 of their shares of Epic's common stock. Mr. Doyle and Mr. Ippolito did not receive any consideration for the cancellation of their shares.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number  Exhibit Name
------- ------------
3.1     Articles of Incorporation           Incorporated by reference,  and as
                                            same  exhibit  number,   from  the
                                            Company's  Registration  Statement
                                            on Form 10-SB  filed on August 22,
                                            2000    (Commission    File    No.
                                            000-31357).

3.2     Amendments to Articles              Incorporated by reference, and as
         of Incorporation                   same exhibit number, from the
                                            Company's Registration Statement on
                                            Form SB-2 filed on January 4, 2008
                                            (Commission File No. 333-148479)

Exhibit
Number  Exhibit Name
------- ------------

3.3     Bylaws                                 Incorporated by reference,  and
                                               as same  exhibit  number,  from
                                               the   Company's    Registration
                                               Statement  on Form  SB-2  filed
                                               on January 4, 2008  (Commission
                                               File No. 333-148479)

10.1  Agreement relating to the acquisition    Incorporated by reference to
        of the Carnrite Group, LLC             Exhibit 10 to the Company's
                                               report on Form 8-K dated August
                                               10, 2007.

10.2  Agreement relating to the acquisition    Incorporated by reference to
        of Pearl Investment Company            Exhibit 10.1 to the Company's
                                               report on Form 8-K dated December
                                               5, 2007.

10.3  Securities Purchase Agreement            Incorporated by reference to
        (together with schedule required       Exhibit 10.2 to the Company's
        by Instruction 2 to Item 601 of        report on Form 8-K dated December
        Regulation S-K) pertaining to the      5, 2007.
        sale of common stock and warrants

10.4  Purchase Agreement (together             Incorporated by reference to
        with schedule required by              Exhibit 10.3 to the Company's
        Instruction 2 to Item 601 of           report on Form 8-K dated December
        Regulation S-K) pertaining to          5, 2007.
        the sale of the notes and warrants

10.5 Agreement relating to the acquisition ___________________ of Epic Integrated Solutions LLC

21.     Subsidiaries                           Incorporated by reference,  and
                                               as same  exhibit  number,  from
                                               the   Company's    Registration
                                               Statement  on Form  SB-2  filed
                                               on January 4, 2008  (Commission
                                               File No. 333-148479).

31.    Rule 13a-14(a) Certifications

32.    Section 1350 Certifications

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------

      Effective February 21, 2007 Epic replaced Comiskey & Company with Malone & Bailey, P.C. as Epic's independent certified public accountants. Comiskey & Company audited Epic's financial statements for the fiscal years ended December 31, 2004 and 2005.

      The following table shows the aggregate fees billed to Epic by Comiskey & Company for the two years ended December 31, 2007.

                                                 2007           2006
                                                 ----           ----

            Audit Fees                          $   65         $6,956
            Audit Related Fees
            Tax Fees
            All Other Fees


      Malone & Bailey, P.C. audited Epic's financial statements for the years ended December 31, 2007 and 2006. However since Malone & Bailey was not hired by Epic until February 2007, Malone & Bailey did not bill Epic for any services during 2006.

      The following table shows the aggregate fees billed to Epic by Malone & Bailey for the year ended December 31, 2007.

                                                 2007

            Audit Fees                        $116,105
            Audit Related Fees
            Tax Fees
            All Other Fees


      Audit fees represent amounts billed for professional services rendered for the audit of Epic's annual financial statements and the reviews of the financial statements included in Epic's 10-QSB reports for the fiscal year. Before Malone & Bailey was engaged by Epic to render audit or audit related services, the engagement was approved by Epic's Directors. Epic's Board of Directors was of the opinion that the fees charged by Malone & Bailey were consistent with Malone & Bailey maintaining its independence from Epic.

                          EPIC ENERGY RESOURCES, INC.


      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2007 and 2006.

      Consolidated Statements of Operations for the years ended December 31, 2007 and 2006.

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007 and 2006.

      Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epic Energy Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Epic Energy Resources, Inc. (Epic) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of Epic's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Epic is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Epic's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

April 9, 2008

                           EPIC ENERGY RESOURCES INC.
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    -----------------------
                   ASSETS                           2007               2006
                                                    ----               ----
CURRENT ASSETS
  Cash and cash equivalents .........          $  3,483,179       $   590,172
  Restricted cash  ..................             3,400,003                 -
  Accounts receivable:
   Billed, net of allowance of $636,000
    and $0, respectively                         11,334,690             4,600
   Unbilled, at estimated net realizable
    value ...............                         3,446,757                 -
  Accounts receivable - other .............         639,500                 -
  Prepaid expenses and other ..............         309,081           120,219
                                               --------------   --------------
       TOTAL CURRENT ASSETS                      22,613,210           714,991
Oil and gas properties (full cost method),
 net of accumulated impairments and depletion
 of $5,259,845 and $3,093,079, respectively:
   Proved ................................        5,247,746         7,354,511
   Unproved ..............................                -            60,000
Other mineral reserves ...................          783,474           783,474
Property and equipment, net of accumulated
 depreciation of $112,119.................       10,596,463                 -
Other assets .............................          209,213                 -
Debt issuance costs, net of accumulated
 amortization of $28,650 .................        1,690,350                 -
Goodwill and intangible assets, net of
 accumulated amortization of $4,902 ......       33,609,064                 -
                                               --------------   --------------
       TOTAL ASSETS ......................     $ 74,749,520     $   8,912,976
                                               ==============   ==============
  LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES

  Accounts payable .......................     $  4,066,368     $      97,630
  Bank overdrafts ........................        3,441,949                 -
  Accrued liabilities ....................        2,949,270             7,346
  Customer deposits ......................        1,357,862                 -
  Current portion of long term debt.......        2,152,832           872,990
  Current portion of capital leases.......        1,055,303                 -
                                               --------------   --------------
    TOTAL CURRENT LIABILITIES                    15,023,584           977,966
Asset retirement obligations .............          132,626           142,343
Long-term debt, net of current portion and
 debt discount of $12,878,572 ............        8,929,037         1,707,676
Capital leases, net of current portion....        4,999,917                 -
                                               --------------   --------------
        TOTAL LIABILITIES...........             29,085,164         2,827,985
                                               --------------   --------------
STOCKHOLDERS' EQUITY
  Common stock, no par value: 100,000,000
   authorized; 42,948,921 and 53,441,601
   shares issued and outstanding at
   December 31, 2007 and December 31, 2006,
   respectively ...                              40,698,806         9,822,605
  Additional paid-in capital..............       13,416,792           330,912
  Accumulated deficit ....................       (8,451,242)       (4,068,526)
                                               --------------   --------------
TOTAL STOCKHOLDERS' EQUITY ...............       45,664,356         6,084,991
                                               --------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 74,749,520     $   8,912,976
                                               ==============   ==============

          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year ended December 31,
                                                     -----------------------
                                                     2007               2006
                                                     ----               ----
  REVENUES
    Consulting fees ....................        $   8,461,022     $     33,190
    Oil and gas revenue ................                9,674           73,073
                                                --------------    -------------
         TOTAL REVENUES ................            8,470,696          106,263

  OPERATING EXPENSES
      General and administrative........            3,857,958          926,301
      Lease operating expenses..........              383,280           59,460
      Professional and subcontracted services       1,127,293                -
      Compensation and benefits.........            2,152,067                -
      Reimbursed expenses ..............            2,103,522                -
      Occupancy, communication and other ....         319,376                -
      Depreciation, depletion and amortization ..     117,021           30,814
     Accretion expense .................                9,212              725
     Impairment of oil and gas properties ....      2,166,766        3,062,265
                                                --------------    -------------
         OPERATING EXPENSES ............           12,236,495        4,079,565

  LOSS FROM OPERATIONS .................           (3,765,799)      (3,973,302)
  OTHER INCOME (EXPENSE)
     Interest and other income                         13,328            3,519
     Interest expense ..................             (610,245)            (431)
                                                --------------    -------------
         OTHER INCOME (EXPENSE) ........             (596,917)           3,088

  NET LOSS BEFORE INCOME  TAXES.........        $  (4,362,716)    $ (3,970,214)
     Provision for income taxes                        20,000                -
                                                --------------    -------------
  NET LOSS .............................        $  (4,382,716)    $ (3,970,214)
                                                ==============    =============

  LOSS PER COMMON SHARE - Basic and Diluted     $       (0.11)    $      (0.10)
  WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - Basic and Diluted ......           38,946,918       38,045,590





          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Additional
                                Common Stock        Paid-In      Accumulated
                             Shares      Amount     Capital         Deficit       Total
                             -----------------------------------------------------------
BALANCE, December
 31, 2005                  5,260,000    $ 68,000   $  26,691    $  (98,312)     $ (3,621)
                           =============================================================

Shares issued for cash    44,902,755     903,195     304,221             -     1,207,416
Shares issued for
  services .........          75,000      57,094           -             -        57,094
Shares issued for Kansas
   properties ......       3,200,000   8,480,000           -             -     8,480,000
Shares issued for Oklahoma
    properties .....           3,846      10,000           -             -        10,000
Stock option compensation
   expense ........                -     304,316           -             -       304,316
Net loss for the year
 ended December 31, 2006           -           -           -    (3,970,214)   (3,970,214)
                           --------------------------------------------------------------
BALANCE December
  31, 2006                53,441,601   9,822,605     330,912    (4,068,526)    6,084,991
                           ==============================================================

Amortization of shares
 issued for compensation           -     184,672           -             -       184,672
Amortization of stock
 options and stock bonus           -      76,891           -             -        76,891
Shares retired by
 officers and other      (23,230,655)    (23,741)          -             -       (23,741)
Shares issued for
 services                     43,500     127,100         500             -       127,600
Shares issued for
 cash to private
 investors                   564,500     523,100           -             -       523,100
Shares issued for the
 acquisition of
 Carnrite                  4,914,400  16,217,520           -             -    16,217,520
Shares issued for the
 acquisition of
 Pearl                     1,786,240   5,626,656           -             -     5,626,656
Sale of stock and
 warrants via
 private placement         5,429,335   8,144,003           -             -     8,144,003
Sale of debentures and
 warrants                          -           -  13,085,380             -    13,085,380
Net loss for the year
 ended December
 31, 2007                          -           -           -    (4,382,716)   (4,382,716)

                           --------------------------------------------------------------
BALANCE, December 31,
2007                      42,948,921  $40,698,806 $13,416,792   (8,451,242)  $45,664,356
                           ==============================================================



          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                       2007            2006
                                                       ----            ----
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(4,382,716)    $(3,970,214)
  Adjustments  to reconcile  net loss to net cash
  used in operating activities:
  Depreciation, depletion and amortization              145,671          30,814
  Impairment   of   oil   and   gas    properties     2,166,765       3,062,265
  Accretion expense                                       9,212             725
  Shares issued for compensation                        364,922         361,410
  Imputed interest on acquisition                       115,000               -
  Amortization of debt discount                         206,808               -
  Amortization of prepaid assets                        120,219               -
  Changes in operating assets and liabilities:
    Accounts receivable                               1,133,983          (4,600)
    Prepaid expenses and other                          (11,808)       (120,219)
    Accounts payable                                 (2,276,339)         44,012
    Accrued liabilities                                (258,893)              -
                                                  -------------    -------------
       Net  cash  used  in  operating  activities    (2,667,176)       (595,807)
                                                  -------------    -------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in joint venture                           (22,700)              -
  Increase in restricted cash                        (3,400,003)              -
  Acquisition of oil and gas properties  and
     property and equipment                            (301,777)       (102,100)
  Acquisition of Carnrite, net of cash received          48,727               -
  Acquisition of Pearl, net of  cash received       (20,371,822)
  Increase in other assets                               (4,901)
                                                  -------------    -------------
    Net  cash  used  in  investing  activities      (24,052,476)       (102,100)
                                                  -------------    -------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdrafts                                     3,441,949               -
  Payments on debt                                   (2,162,000)        (24,089)
  Proceeds from debt                                 21,384,607         104,752
  Debt issuance costs                                (1,719,000)              -
  Net proceeds from issuance of common stock          8,667,103         903,195
  Capital contributed by stockholders                         -         304,221
                                                  -------------    -------------
    Net cash provided by financing  activities       29,612,659       1,288,079
                                                  -------------    -------------
  NET INCREASE IN CASH AND CASH EQUIVALENTS           2,893,007         590,172
  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          590,172               -
                                                  -------------    -------------
  CASH AND CASH EQUIVALENTS, END OF YEAR          $   3,483,179    $    590,172
                                                  =============    =============
  SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Interest paid                              $       5,978    $          -
       Income taxes paid                          $           -    $          -
  NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Oil and gas properties acquired with
         common stock                             $           -    $  8,480,000
     Note payable for oil and gas properties      $     193,777    $  1,707,673
     Acquistion of Pearl with stock               $   5,626,656    $          -
     Acquisition of Carnrite with stock           $  16,217,520    $          -

                See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Operations

Epic Energy Resources, Inc ("Epic") was formed in April 2006, completed a purchase of a public shell and began trading under the ticker symbol EPCC.OB in September 2006. Epic acquired certain oil and gas properties in December of 2006 and January 2007. In August 2007, Epic acquired The Carnrite Group ("Carnrite"), an engineering consulting firm focused on the energy industry. In December 2007, Epic acquired Pearl Development Group and its subsidiaries ("Pearl"), also an engineering firm focused on the energy industry. Epic was in the development stage until the acquisition of Carnrite in August 2007. As a result, 2007 is the first year during which the Company is no longer in the development stage.

Epic is engaged primarily in providing engineering, construction management, operations, maintenance, field and project management services to the oil, gas and energy industry. Epic is also engaged in the acquisition, exploration, development, production, and sales of oil, gas and natural gas liquids.

2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation. The consolidated financial statements include the accounts of Epic and its controlled subsidiaries. Equity investments in which the Company exercises significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Cash and Cash Equivalents. Cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash. The Company had restricted cash in the amount of $3.4 million as of December 31, 2007, all of which was classified as current. Of the $3.4 million, $2.4 million was held in escrow to pay income taxes for the former owners of Pearl and $1 million was held in escrow at year end related to sales of common stock. The Company has chosen to report this restricted cash in investing activities of its Statements of Cash Flows.

Accounts Receivable. Accounts receivable represent amounts due from customers for services performed. Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month. Epic extends various terms to its customers, with payment terms generally 30 days, depending on the customer and country, and does not require collateral. Epic periodically assesses the collectibility of its receivables, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the Company provides for an allowance for doubtful accounts equal to the estimated uncollectible amounts.

Business Combinations. Our business combinations are accounted for in accordance with the provisions set forth in Statement of Financial Accounting Standards, or SFAS, No. 141, Business Combinations, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair market values at the acquisition date. The portion of the purchase price in excess of the estimated fair market value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The allocation of the purchase price related to our business combinations involves estimates and judgments by our management that may be adjusted during the allocation period, but in no case beyond one year from the acquisition date. These allocations are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends.

Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities and use of the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. We also capitalize internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result our financial statements will differ from companies that apply the successful efforts method since we will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes us more susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. Our crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on our business including impact from the full cost method of accounting.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value, based upon a 10% discount rate, of the future net cash flows from proved crude oil and natural gas reserves calculated using constant prices based upon pricing in effect at yearend , excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce our stockholders' equity and reported earnings. The risk that we will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if we experience substantial downward adjustments to our estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

Estimates of our proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

     o    the quality and quantity of available  data;
     o    the  interpretation of that data;
     o    the accuracy of various mandated economic assumptions;
     o    and the judgment of the persons preparing the estimate.

Our proved reserve information included in this report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate. It should not be assumed that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we base the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the balance sheets and a 10% discount rate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the balance sheets.

The estimates of proved reserves materially impact DD&A expense. If the estimates of proved reserves decline, the rate at which we record DD&A expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields.

Excluded Costs. Oil and gas properties include costs that are excluded from capitalized costs being amortized. These amounts represent investments in unproved properties and major development projects. These costs are excluded until proved reserves are found or until it is determined that the costs are impaired. All costs excluded are reviewed at least quarterly to determine if impairment has occurred. The amount of any impairment is transferred to the capitalized costs being amortized (the DD&A pool).

Property and Equipment. Property and equipment is stated at cost. Equipment under capital leases is valued at the lower of fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease terms for leasehold improvements and equipment under capital leases.

Valuation of Intangibles and Long-Lived Assets. Under SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives are not amortized but, instead, must be tested at least annually for impairment, and intangible assets that have finite useful lives are amortized over that life. SFAS No. 142 also provides specific guidance for testing goodwill and other nonamortized intangible assets for impairment. SFAS No. 142 does not allow increases in the carrying value of reporting units that may result to be considered in our impairment test; therefore, we may record goodwill impairments in the future, even when the aggregate fair value of our reporting units and the company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. SFAS No. 142 requires that management make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of a reporting unit net's assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, we estimate the useful lives of our long-lived assets and other intangibles. We periodically review factors to determine whether these lives are appropriate.

Customer Deposits. Customer Deposits represent advance payments for procurement of materials for a customer. During 2006, the Company entered into a contractual relationship with a customer to procure engineered materials for a gas plant project. The customer provides funds in a lump sum to the Company to procure the materials for use in the project. The Company recognizes the related cash and a liability in the financial statements for future materials to be purchased as agent for the customer. Any excess funds received are refunded to the customer at the end of the contract.

Asset Retirement Obligations ("ARO"). The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense.

Revenue Recognition. Revenues from oil and gas production sales are recognized as revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," when persuasive evidence of an arrangement exists, fees are fixed or determinable, title has passed (generally upon transmission of oil and gas production), and collection is reasonably assured.

Revenue from consulting services are recognized from consulting engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included in revenue, and an equivalent amount of reimbursable expenses are included as operating expenses..

Service revenue is received from certain contractual relationships under time and materials type contracts, for which revenue is recognized monthly in the period in which the related time is incurred and as expenses are recognized. Revenues from lump-sum turn-key contracts are recognized upon achievement of contract milestones. Interest income is generated from certain customer prepayments for materials to be procured, received, and paid for on behalf of the customer and is recognized monthly.

Financial Instruments and Concentrations of Credit Risk Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short-term nature. The fair value of debt is estimated based on the effective interest rate method.

We generally do not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of our financial instruments. We review our warrants and conversion features of the securities we issue as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. We have concluded that certain warrants with embedded conversion features in our debt that are indexed to our common stock, are classified as equity with the offset treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense during the life of the debt.

We utilize various types of financing to fund our business needs, including debt with warrants attached and other instruments indexed to our stock. The embedded conversion features utilized in these instruments require an initial measurement of the fair value of the derivative, if any. We amortize the discount associated with these warrants to interest expense at each reporting period.

Stock-Based Compensation. We adopted FAS 123(R) upon commencement of operations, which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, based on estimated fair values. SFAS No. 123(R) requires companies to estimate the fair value of share-based awards on the grant date using an option pricing model. We value share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Income Taxes. We use the asset and liability method of accounting for income taxes, in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2007 and 2006, we had recorded a full valuation allowance for our net deferred tax asset.

On January 1, 2007, we adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our consolidated financial statements only those tax positions that are "more-likely-than-not" of being sustained as of the adoption date, based on the technical merits of the position. Because of the recent acquisitions, the Company, has been unable determine the impact of FIN 48 as of December 31, 2007.

Per Share Information. Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. Common stock equivalents of 23,828,961, and 1,143,143 at December 31, 2007 and 2006, respectively, were excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements.

In September 2006, the FASB published SFAS No.157, Fair Value Measurements (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Epic does not believe the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB
Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows:
"to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141 (R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs, and the recognition of changes in the acquirer's income tax valuation allowance and deferred taxes. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted. SFAS No. 141(R) will be effective for us beginning with the 2009 fiscal year. We are evaluating the potential impact of SFAS No. 141(R), if any, on our financial statements.
In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements -- an amendment of ARB 51," which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS No. 160 also requires that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS No. 160 will be effective for us beginning with the 2009 fiscal year. We are evaluating the potential impact of SFAS No. 160, if any, on our financial statements.

3.  Business Combinations

On August 13, 2007, Epic acquired Carnrite for 4,850,844 shares of its common stock valued at $16,007,785. Of these 4,850,844 shares, 1,673,034 shares were awarded to key employees of Carnrite as retention shares. These shares will be required to be returned to the Company if the employees voluntarily terminate their employment prior to March 28, 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration. In addition, Epic issued 63,556 shares of its common stock valued at $209,735 as a transaction fee to an individual that assisted with the acquisition. The consolidated statement of operations includes the operations of Carnrite for the period from July 1, 2007 through December 31, 2007. Because the actual purchase date for Carnrite was August 13, 2007, imputed interest in the amount of $115,000 was recorded during 2007.

On December 5, 2007, the Company acquired Pearl for 1,786,240 shares of its common stock and cash of $19,020,000. The consolidated statement of operations includes the operations of Pearl for the period from December 1, 2007 through December 31, 2007.

The acquisitions and related transactions were treated as a purchase business combination for accounting purposes, and Carnrite and Pearl's assets acquired and liabilities assumed were recorded at their fair value. The allocations of the purchase price to Carnrite and Pearl's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill. The Company has not made that determination as of December 31, 2007. The Company has one year from the date of acquisition to make the determination.

The aggregate purchase price of Carnrite was $16,217,520 and consisted of 4,914,400 shares of common stock valued at $3.30 per share, the closing price on the day of acquisition. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on fair values:

                                                  Amount

        Cash                             $         48,227
       Receivables from clients                 1,207,883
       Property and equipment                      26,442
       Other assets                                 4,901
       Goodwill and intangible assets          15,603,264
                                           --------------
                 Total assets acquired         16,890,717
                                           --------------
        Accounts payable                         (311,197)
        Line of credit                           (362,000)
                                          ---------------
               Total liabilities assumed         (673,197)
                                          ---------------
               Net assets acquired          $  16,217,520
                                            =============

The aggregate purchase price of Pearl was $24,646,656 and consisted of 1,786,240 shares of common stock valued at $3.15 per share, the closing price on the day of acquisition, and $19,020,000 of cash. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on fair values:

                                                             Amount

       Receivables from clients                          $  15,342,447
       Property and equipment                               10,370,559
       Other assets                                            453,314
       Goodwill and intangible assets                       18,135,506
                                                         -------------
                 Total assets acquired                      44,301,826
                                                         -------------
        Accounts payable                                    (5,935,519)
       Bank overdrafts                                      (1,351,822)
       Accrued liabilities                                  (4,538,111)
       Debt                                                 (6,329,718)
       Line of credit                                       (1,500,000)
                                                         --------------
                Total liabilities assumed                  (19,655,170)
                                                         -------------
                Net assets acquired                       $ 24,646,656
                                                          ============

Summarized below is the unaudited pro forma statement of operations for the years ended December 31, 2007 and 2006 had the acquisitions of Carnrite and Pearl taken place as of January 1, 2006:

                                                  Year Ended December 31,
                                                  2007              2006
                                                 -----              ----

      Revenues                                $ 59,295,344     $  34,717,019
      Operating expenses                        60,496,148        34,292,187
      Other income (expense) and taxes          (5,632,082)       (5,035,331)
                 Net loss                    $  (6,832,886)    $  (4,610,499)
                                             -------------     -------------
                 Net loss per share          $       (0.18)    $       (0.12)
                                             -------------     -------------

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Goodwill and Other Intangible Assets

Approximately $32.6 million of the purchase price related to the Carnrite and Pearl acquisitions has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets (See
Note 3 above). In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the goodwill has become impaired, the company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made. During fiscal year 2007, the Company incurred no impairment charge related to the Goodwill associated with the acquisitions of Carnrite and Pearl.

5. Oil and Gas Properties

In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. We based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million. As of December 31, 2007, the Company had recorded $5,184,911 of ceiling test impairments to the Kansas properties, including $2,122,646 of impairment in 2007 and $3,062,265 of impairment in 2006. The Company recorded $0 and $30,814, respectively, of depletion expense on these properties for the years ended December 31, 2007 and 2006.

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

6. Other Mineral Reserves

Our proved oil and gas properties in Kansas contain Helium reserves estimated at between 1% and 2% of the proved gas reserves of the property. Installation of Nitrogen Rejection Units (NRU) to harvest the helium from the field are in the final stages of manufacturing and installation. The third party contracted to build, install and operate the NRU units estimates the installation of the units to be completed in May of 2008. Capital costs to build, install and operate the NRU units will be the responsibility of the third party company in exchange for a percentage of the produced natural gas and Helium.

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

                                                            December 31,
                                                        2007            2006

      Computer equipment                           $   859,147$             -
      Airplane                                       4,633,347
      Office furniture and equipment                   576,982
      Cd Construction in progress                    2,102,325
      Vehicles                                       2,221,101              -
      Leasehold improvements                           315,680              -
                                                  ------------     -----------
                                                    10,708,582              -

      Less accumulated depreciation and
        amortization                                  (112,119)             -
                                                  ------------     -----------
               Total property and equipment        $10,596,463     $        -
                                                   ===========     ==========

Depreciation expense was approximately $112,119 and $0 for 2007 and 2006, respectively. During the year ended December 31, 2007 the Company disposed of fixed assets and realized a loss of approximately $3,807.

8. Asset Retirement Obligations

The following table indicates the changes to the Company's asset retirement obligations account:

                                                            Amount

      Balance at December 31, 2005                 $             -
       Liabilities incurred                                148,964
       Accretion expense                                       725
                                                    --------------
      Balance at December 31, 2006                         149,689

       Revision in estimated liabilities                   (18,929)
       Accretion expense                                     9,212
                                                     -------------
      Balance December 31, 2007                            139,972

       Current asset retirement obligation                   7,346
       Long-term asset retirement obligation               132,626
                                                       -----------
          Total asset retirement obligation              $ 139,972
                                                         =========

9. Debt and Capital Leases

Debt

In December 2006, Epic borrowed $2,500,000 secured by the Rush County Kansas property. The note is for a term of 42 months pursuant to 10% interest. The monthly principal and interest payment of this note is approximately $72,000. If the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note.

In December 2007, Epic issued $20,250,000 of 10% Secured Debentures ("Debentures"). The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1 and are secured by liens on all of the Company's assets. Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625. Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law. Prepayment is not allowed without prior written consent of the holders. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company's common stock at $1.65 per share. Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures. The debt discount is being amortized to interest expense over the life of the debentures, which mature on December 1, 2012. A total of $206,808 of debt discount was amortized to interest expense in 2007.

Debt at December 31, 2007 and 2006 consists of the following:

                                                            December 31,
                                                        ---------------------
                                                        2007            2006
                                                        ----            -----

      Note payable secured by properties acquired   $ 3,710,441     $ 2,486,386
      Notes payable for insurance coverage                    -          94,280
      10% Debentures                                 20,250,000               -
                                                    -----------     ------------
            Total debt                               23,960,441       2,580,666
      Less current maturities                         2,152,832         872,990
                                                    -----------     ------------
           Total long-term debt                    $ 21,807,609     $ 1,707,676
                                                   ============     ===========

Principal maturities of debt obligations are as follows:

            Year ending December 31,                        Amount

                    2008                              $    2,152,832
                    2009                                   6,032,440
                    2010                                   6,885,216
                    2011                                   5,082,671
                    2012                                   3,807,282

Capital Leases

The Company has acquired assets under the provisions of long-term leases. For financial reporting purposes, minimum lease payments relating to the assets have been capitalized. The leases expire between March 1, 2008 and November 27, 2018. Amortization of the leased property is included in depreciation expense. Maturities of capital lease obligations are as follows:

            Year ending December 31,                        Amount

                    2008                               $   1,425,389
                    2009                                   1,188,635
                    2010                                     743,048
                    2011                                     598,825
                    2012                                     598,548
                    Thereafter                             3,502,509
                                                        ------------
            Total minimum lease payments                   8,056,954
            Amount representing interest                  (2,001,734)
                                                         -----------
            Present value of net minimum lease payments    6,055,220
            Less current portion                          (1,055,303)
                                                        ------------
            Long-term capital lease obligation           $ 4,999,917
                                                        ============

The assets under capital lease that are included in property and equipment have cost and accumulated amortization as follows:

                                                            December 31,
                                                       ---------------------
                                                       2007             2006
                                                       ----             -----

      Vehicles - cost                               $ 2,221,101     $         -
      Aircraft - cost                                 4,633,347               -
                                                    -----------     -----------
      Less accumulated amortization                     (84,553)              -
                                                    -----------     -----------
           Total                                    $ 6,769,895     $         -
                                                    ===========     ===========

10. Stockholders' Equity

      Common Stock

On April 4, 2006, Epic signed an agreement for the sale of 44,000,000 shares of common stock to five individuals for an aggregate price of $440. In addition to the shares issued for cash stated above, 902,755 shares of stock were issued in a private offering in December 2006. The total cash received was $902,755. The shares issued were restricted shares in accordance with SEC section 144. In addition to the shares of common stock issued in the private offering, Series A warrants to purchase 212,500 shares of common stock exercisable at $2.00 per share and Series B warrants to purchase 684,600 shares of common stock exercisable at $2.50 per share were issued.

In April 2006 several shareholders loaned Epic $300,000. The loans were unsecured, did not bear interest and were to be cancelled at such time as Epic's common stock became eligible for listing on the OTC Bulletin Board. In September 2006 Epic's common stock was listed on the OTC Bulletin Board, the loans were cancelled, and the $300,000 liability was reclassified as additional paid-in capital.

In December 2006, 75,000 shares of common stock were issued to directors and key employees for services rendered and for services to be rendered over the next 12 months. The fair market value using the closing price of the Epic's stock on the measurement date was $57,094.

In December 2006, 3,200,000 shares of stock were issued to purchase proved oil and gas properties in Rush County, Kansas. Based upon the closing price of Epic's stock on the effective date of the purchase agreement, the value was $8,480,000. Additionally, 3,846 shares were issued in December 2006 for unproved oil and gas properties in Oklahoma. The value of the stock at the time of purchase was $10,000 based upon the closing price of Epic's stock on the agreement effective date.

On March 12, 2007, Epic's Chief Executive Officer and President surrendered to the Company a total of 23,200,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

During 2007, Epic issued 564,500 shares of unregistered restricted common stock for net proceeds of $523,100 in private placements. There were $40,400 of finder's fees related to these offerings. Epic sold 558,500 of these shares in the form of 279,000 units with each unit consisting of 2 shares of Epic common stock and one Series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.00 per share at any time prior to December 31, 2007. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time prior to October 31, 2009. Both the shares and the shares associated with the warrants are restricted for a one year period.

In August 2007, a total of 3,241,366 shares of restricted common stock were issued in conjunction with the Carnrite acquisition. Up to 1,673,034 additional shares were awarded to key employees of Carnrite as retention shares. See Note 3.

In September and October 2007, a total of 1,786,240 shares of restricted common stock were issued with the acquisition of Pearl. See Note 3.

A total of 43,500 shares were issued to consultants for services rendered with a value of $127,100 during the year ended December 31, 2007.

On December 5, 2007 Epic sold 4,406,334 shares of its common stock to a group of private investors for gross proceeds of $6,609,501, or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 4,406,334 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 31, 2007 Epic sold an additional 1,023,001 shares of its common stock to a group of private investors for gross proceeds of $1,534,502 or $1.50 per share. Of the total proceeds, $634,500 had not been received as of December 31, 2007 and was included in accounts receivable - other. This amount was collected in January 2008. The investors also received warrants which entitle the holders to purchase up to 1,023,001 shares of Epic's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

Warrants

In conjunction with the issuance of common stock in December 2006, the Company issued warrants to purchase 897,100 shares of common stock at between $2.00 and $2.50 per share. Under the Black Scholes method using an expected life of two years, volatility of 47% and a risk-free interest rate of 4.9%, the Company determined the fair value of the warrants to be $335,619 as of the date of the transaction. Such amount was recorded as additional paid in capital. In April 2007, the Company issued warrants to purchase 558,000 shares of common stock at between $2.00 and $2.50 per share. Using the Black Scholes method using an expected life of two years, volatility of 47% and a risk-free interest rate of 4.9%, the Company determined the fair value of the warrants to be $145,738 as of the date of the transaction.

In conjunction with the issuance of $20,250,000 of debentures in December 2007, the Company issued warrants to purchase 15,954,545 shares of common stock at $1.65 per share (warrants to purchase an additional 1,116,816 shares were issued to third parties assisting in the transaction). Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures. The debt discount is being amortized to interest expense over the life of the debentures, which mature on December 1, 2012. A total of $206,808 of debt discount was amortized to interest expense in 2007.

In conjunction with the issuance of common stock to private equity investors in December 2007, the Company issued warrants to acquire 5,429,335 shares of common stock at $1.50 per share (warrants to purchase an additional 184,333 shares were issued to third parties assisting in the transaction). Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the fair value of the warrants to be $2,830,307 as of the date of the transaction.

A summary of warrant activity for 2007 and 2006 is as follows:

                                                  Number of
                                                   Warrants           Weighted
                                                  Outstanding         Average
                                                and Exercisable   Exercise Price

  Issued in private placements in December 2006      897,100      $      2.38
                                                 -----------
  Outstanding, December 31, 2006                     897,100      $      2.38
    Issued in private placements in April 2007       558,000      $      2.25
    Issued in private placements in December 2007  5,613,668      $      1.50
    Issued with debentures sold in December 2007  17,071,363      $      1.65
    Expirations                                     (491,500)     $      2.00
                                                  ----------
  Outstanding, December 31, 2007                  23,648,631      $      1.65
                                                  ==========

As of December 31, 2007, the range of warrant prices for shares under warrants, the weighted average remaining contractual life and the aggregate intrinsic value is as follows:

                                              Remaining
                                             Contractual      Aggregate
                       Exercise   Number of    Life (in       Intrinsic
                         Price    Warrants      months)         Value
                       -------    ---------  ------------     ----------

 Series B Warrants$      2.50       963,600      21.5        $   703,428
 Series C Warrants$      1.50     5,613,668      59.0        $ 9,711,646
 Series D Warrants$      1.6    517,071,363      59.0        $26,972,754
                                -----------                  -----------
                                 23,648,631                  $37,387,827
                                 ==========                  ===========

Stock Options

A summary of stock option activity for 2007 and 2006 is as follows:

                                             Number of       Weighted
                                              Options         Average
                                            Outstanding    Exercise Price
                                           ------------    -------------

        Granted  in October 2006               300,000        $  0.50
        Granted  in October 2006               300,000        $  3.00
                                          ------------
      Outstanding, December 31, 2006           600,000        $  1.75
         Granted in July 2007                   65,000        $  3.17
         Granted in December 2007              946,000        $  3.30
                                          ------------
      Outstanding, December 31, 2007         1,611,000        $  2.72
                                           ==========

As of December 31, 2007, the exercise prices, remaining contractual life and aggregate intrinsic value is as follows:

                     Remaining    Outstanding     Aggregate
        Exercise     Number of      Life          Intrinsic
          Price       Shares     (in months)        Value
      ---------------------------------------------------------

       $ 0.50         300,000         10.0        $819,000
       $ 3.00         300,000         10.0        $ 69,000
       $ 3.17          65,000         54.0        $  3,900
       $ 3.30         946,000         60.0        $      -
                    ---------                     --------
                    1,611,000                     $891,900
                    =========                     ========

As of December 31, 2007, there was approximately 2.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted-average period of
4.9 years.

Restricted stock grants consist of the Company's common stock and generally vest after two or three years, with the exception of grants under the Epic Non-employee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of cash payments. All restricted stock grants are cliff-vested. Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant. In December 2007, the Company granted 600,000 shares to two officers under a stock bonus plan. A total of $19,529 was recorded as compensation expense related to these shares.

11. Income Taxes

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rate expected to be in effect during the year in which the basis differences reverse.

The (provision) for income taxes is comprised of the following:

                                                        December 31,
                                                  -------------------------
                                                      2007         2006
                                                  -------------------------

      Current state                             $ (20,000)     $       -
                                                ---------      ---------
           Provision for income taxes           $ (20,000)     $       -
                                                =========      =========

Deferred income tax assets and liabilities consist of the following:


                                                        December 31,
                                                  -------------------------
                                                      2007         2006
                                                  -------------------------
      Current deferred tax assets:
         Allowance for doubtful accounts          $  216,240    $       -
         Stock options                                17,292

      Non-current deferred tax assets:
         Impairment of oil and gas properties      1,890,666             -
         Other                                        94,357             -
         Net operating loss carryforwards            929,170       225,700
      Total deferred tax assets                    3,147,725       225,700
         Valuation allowance                      (3,147,725)     (225,700)
                                               -------------  ------------
      Net deferred tax assets                  $           -  $          -
                                               =============  ============

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates is as follows:


                                                        December 31,
                                                  -------------------------
                                                      2007         2006
                                                  -------------------------

      Expected federal tax benefit                       34%         35%
      Change in valuation allowance                    (34%)      ( 35%)
                                                     -------   ---------
                                                      (  -)%      (  -)%
                                                   =========   =========

SFAS Statement No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Additionally, the future utilization of the Company's NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Based on the judgment of management at this time, a valuation allowance has been recorded on all deferred tax assets recorded on its books.

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $2.7 million and $0.9 million, respectively. The federal tax net operating loss carryforwards will begin to expire in 2015.

In June 2006, the FASB issued FIN 48. Because of the recent acquisitions, the Company has been unable determine the impact of FIN 48 as of December 31, 2007.

12.  Commitments and Contingencies

In the normal course of business, the Company is party to litigation from time to time. The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on the Company. As of December 31, 2007, management is not aware of any pending or threatened litigation.

13. Operating Leases

The Company's new corporate offices are located in The Woodlands, Texas, in a leased facility consisting of approximately 4,500 square feet requiring monthly lease payments of $12,500 commencing on May 1, 2008.

The offices of Carnrite are located in Houston, Texas. The 1,480 square feet of office space is occupied under a lease requiring rental payments of $2,500 per month through April 2008, $2,750 per month thru April 2009 and $3,000 per month through April 2010. The lease on this space expires in April 2010.

The primary offices of Pearl are located at Lakewood, Colorado. The 30,552 square feet of office space is occupied under a lease requiring rental payments of $42,168 per month. Pearl has eight branch offices and facilities in Colorado, Wyoming, Montana and Utah. The rental for all of the branch offices is approximately $18,900 per month.

The future minimum rental payments under all of these leases for the next five years are summarized below:

        Year Ending December 31                Amount

        2008                               $   941,280
        2009                                   842,004
        2010                                   731,156
        2011                                   589,009
        2012                                   246,303
                                          ------------
             Total                          $3,349,752

14. Segment Reporting

With the acquisition of Carnrite and Pearl in 2007, Epic has two distinct business segments, (1) engineering consulting and (2) oil and gas production. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief operating officer have been identified as the chief operating decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment. The Company evaluates performance based on several factors, of which the primary measure is business segment operating income. The following information summarizes the operating results of these two segments for the year ended December 31, 2007:

                                         Engineering  Oil and Gas
                                           Segment     Segment      Consolidated
                                         -----------  ------------  ------------

   Revenues                             $ 8,461,022    $    9,674   $ 8,470,696
                                        -----------    ----------   -----------
   Operating expenses:
       General and administrative         1,343,396     2,533,491     3,876,887
       Lease operating expenses                   -       383,280       383,280
       Professional and subcontracted
         services                         1,127,293             -     1,127,293
       Compensation and benefits          2,152,067             -     2,152,067
       Reimbursed expenses.               2,103,522             -     2,103,522
       Occupancy, communication and other   319,376             -       319,376
       Depreciation, depletion and
          amortization                      117,021             -       117,021
       Accretion expense                          -        (9,717)       (9,717)
       Impairment of oil and gas properties       -     2,166,766     2,166,766
            Total operating expenses      7,162,675     5,073,820   12,236,4955
                                        -----------    ----------   -----------
   Income (loss) from operations        $ 1,298,347   $(5,064,146)  $(3,765,799)
                                        ===========   ===========   ===========

   Total assets                         $68,670,788   $ 6,078,732   $74,749,520
                                        ===========   ===========   ===========

15. Subsequent Event

On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC ("Epic Integrated"), an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 and issued 1,000,000 shares of its common stock to three owners of Epic Integrated. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009 should they continue employment with the Company. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration. Summarized below is the unaudited pro forma statement of operations for the years ended December 31, 2007 and 2006 had the acquisitions of Carnrite, Pearl and Epic Integrated taken place as of January 1, 2006:

                                                 Year Ended December 31,
                                                2007              2006
                                                ----              ----

      Revenues                              $  62,198,522     $ 35,834,433
      Operating expenses                       63,700,303       35,044,445
      Other income (expense)                   (5,632,107)      (5,035,331)
                                           --------------    --------------
                 Net loss                  $   (6,133,888)   $  (4,245,343)
                                           ==============    =============
                 Net loss per share        $        (0.16)   $       (0.11)
                                           ===============    =============

      On February 21, 2008, Epic entered into a settlement agreement with a third party related to payment of fees in connection with the private placement in December 2007. In exchange for a payment of $300,000 from Epic to this third party, both Epic and the third party agreed to settle any and all claims and disputes between the two parties.

SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

      All of our operations are directly related to oil and gas producing activities located in Kansas and Oklahoma; we did not own or participate in any oil and gas properties prior to January 1, 2006.

         Capitalized Costs Relating to Oil and Gas Producing Activities

     Year Ending December 31                         Amount

     Proved oil and gas properties                $ 10,507,590
     Unproved oil and gas properties                         -
                                                  ------------
          Total capitalized costs.                  10,507,590
     Less: Impairment allowance                     (5,184,911)
     Less: Accumulated depreciation                    (30,814)
                                                  ------------
          Total                                   $  5,291,865
                                                  ============

               Costs Incurred in Oil and Gas Producing Activities

                                                         December 31,
                                                   -----------------------
    Year Ending December 31                         2007             2006
    -----------------------                        -----            -----

    Acquisition of proved properties             $      -         $10,296,526
    Acquisition of unproved properties                  -              60,000
    Development costs                                   -               2,100
    Exploration costs                                   -                   -
    Asset retirement costs recognized under SFAS
      No. 143                                           -             148,964
                                                   ------         -----------
      Total costs incurred                         $    -         $10,507,590
                                                   ======         ===========

             Results of Operations from and Gas Producing Activities

                                                         December 31,
                                                   -----------------------
    Year Ending December 31                         2007             2006
    -----------------------                        -----            -----

                                                 $   9,674       $  73,073
    Production costs and taxes                    (383,280)        (59,460)
    Depreciation and amortization and ARO
      accretion                                     (9,717)        (31,539)
                                                 ---------       ----------
    Results of operations before income taxes     (383,323)        (17,926)
    Provision for income taxes.                          -               -
                                                  ---------       ---------
    Results of oil and gas producing
      activities                                 $(383,323)       $(17,926)
                                                 =========        =========

      The Company has presented the reserve estimates utilizing an oil price of $82.53 per Bbl and a natural gas price of $4.32 per Mcf as of December 31, 2007 and an oil price of $56.32 per Bbl and a natural gas price of $5.02 per Mcf as of December 31, 2006. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf).

      The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

      The Company's reserve information was prepared by independent petroleum engineering consultants as of December 31, 2007 and 2006. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.


      A summary of changes in proved reserve balances is presented below:

                                           Total Proved,     Proved Developed
                                       -----------------------------------------
    Year Ending December 31               BBL        MCF       BBL        MCF
    -----------------------            -----------------------------------------

    Reserves as of January 1, 2006           -                    -
    Purchases of reserves in place       3,717    4,985,197   3,717   2,793,010
    Sale of reserves in place                -            -       -           -
    Extensions and discoveries               -            -       -           -
    Revisions of previous estimates          -            -       -           -
    Production.                              -      (14,879)      -     (14,879)
                                        ------    ---------   -----   ---------
    Reserves at December 31, 2006        3,717    4,970,318   3,717   2,778,131
    Reserves as of January 1, 2006           -            -       -           -
    Purchases of reserves in place           -            -       -           -
    Sale of reserves in place                -            -       -           -
    Extensions and discoveries               -            -       -           -
    Revisions of previous estimates        248       (8,861)    248      (8,861)
    Production                               -            -       -           -
                                        ------    ---------   -----   ---------
    Reserves at December 31, 2007        3,965    4,961,457   3,965   2,769,270
                                        ======    =========   =====   =========

      The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by SFAS No. 69, "Disclosures about Oil and Gas Producing Acitivities". The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

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

     Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves at December 31, 2007 and 2006.

                                                          December 31,
                                                     ---------------------
                                                      2007            2006
                                                     -----            ----

    Future cash inflows                           $ 21,760,766   $  25,156,646
    Future costs:
       Production and development costs             (9,953,970)    (11,801,393)
       Future income taxes                          (1,581,106)     (4,231,950)
                                                  -------------   -------------
    Future net cash flows                           10,225,690       9,123,303
     10% annual discount for estimated timing
        of cash flows                               (5,072,004)     (3,960,490)
                                                  ------------    ------------
    Standardized measure of discounted future
       net cash flows                             $  5,153,686    $  5,162,813
                                                  ============    ============


      The following reconciles the change in the standardized measure of discounted future net cash flow during 2007:

                                                      Amount
                                                  --------------

      Beginning of year.                          $  5,162,813
      Sales of oil and gas produced, net
        of production cost                             373,606
      Net changes in sales price, net
        of production costs                         (1,908,930)
      Accretion of discount                            600,074
      Revisions of previous quantity estimates         (20,749)
      Changes in future income tax expense           2,191,697
      Changes in production rates and other         (1,244,825)
                                                  ------------
      End of year                                 $  5,153,686
                                                  ============

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of April 2008.

                                    EPIC ENERGY RESOURCES, INC.



                                  By /s/ Rex P. Doyle
                                     -----------------------------------------
                                        Rex P. Doyle, Chief Executive Officer

                                  By /s/ Michael Kinney
                                     -----------------------------------------
                                        Michael  Kinney,  Principal  Financial
                                      and Accounting Officer

         In accordance with the Exchange Act, this Report has been signed by the following person on behalf of the Registrant in the capacities and on the dates indicated.


Signature                            Title                     Date


/s/ Rex P. Doyle                    Director                April 7, 2008
------------------------
Rex P. Doyle


                                    Director
------------------------
W. Robert Eissler


/s/ Dr. Robert M. Ferguson          Director                April 7, 2008
------------------------
Dr. Robert M. Ferguson


/s/ Kevin G. McMahon                Director                April 7, 2008
-------------------------
Kevin G. McMahon

                           EPIC ENERGY RESOURCES, INC.

                                   FORM 10-KSB

                                    EXHIBITS