Form 10-Q
period 2008-03-31
EPIC ENERGY RESOURCES, INC.
filed 2008-05-20
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2008
      OR

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

                         Commission File Number: 0-31357

                          EPIC ENERGY RESOURCES INC.
                     (Exact Name of Issuer as Specified in Its Charter)

           Colorado                                  94-3363969
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

         1450 Lake Robbins Drive, Suite 160
                 The Woodlands, TX                               77380
      (Address of Issuer's Principal Executive Offices)       (Zip Code)

  Issuer's telephone number:     (281) 419-3742

                           10655 Six Pines, Suite 210
                            The Woodlands, TX 77380
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes  X                      No _____

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
            Yes _____                        No   X

      Class of Stock           No. Shares Outstanding             Date

      Common Stock                    43,883,921               May 10, 2008

                            EPIC ENERGY RESOURCES INC
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31,     December 31,
  ASSETS                                             2008            2007
                                                  ----------     -------------
                                                 (unaudited)       (audited)
    CURRENT ASSETS
     Cash and cash equivalents                    $ 4,671,592      $ 3,483,179
     Restricted cash                                2,400,000        3,400,003
     Accounts receivable:
       Billed, net of allowance of $636,000         8,700,949       11,334,690
       Unbilled, at estimated net realizable value  5,818,850        3,446,757
     Accounts receivable - other                        5,000          639,500
     Prepaid expenses and other                       212,589          309,081
                                                  -----------      -----------
          TOTAL CURRENT ASSETS                     21,808,980       22,613,210
    Oil and gas properties (full cost method),
      net of accumulated impairments and
      depletion of $5,259,845:
          Proved                                    5,247,746        5,247,746
          Unproved                                          -                -
    Other mineral reserves                            783,474          783,474
    Property and equipment, net of accumulated
      depreciation of $555,461 and $112,119,
      respectively                                 10,843,569       10,596,463
    Other assets                                      219,410          209,213
    Debt issuance costs, net of accumulated
      amortization of $146,914 and $28,650,
      respectively                                  1,882,141        1,690,350
    Goodwill and intangible assets, net of
      accumulated amortization of $29,412 and
      $4,902, respectively                         36,347,394       33,609,064
                                                  -----------      -----------
          TOTAL ASSETS                            $77,132,714       74,749,520
                                                  ===========      ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
     Accounts payable                             $ 3,969,972      $ 4,066,368
     Bank overdrafts                                  626,848        3,441,949
     Accrued liabilities                            4,101,886        2,949,270
     Customer deposits                              3,083,781        1,357,862
     Current portion of long term debt              5,025,944        3,208,135
                                                  -----------      -----------
          TOTAL CURRENT LIABILITIES                16,808,431       15,023,584
    Asset retirement obligations                      134,777          132,626
    Long-term debt, net of debt discount of
       $12,225,626 and $12,878,572, respectively   14,168,722       13,928,954
                                                  -----------      -----------
                   TOTAL LIABILITIES               31,111,930       29,085,164
                                                  -----------      -----------
STOCKHOLDERS' EQUITY
   Common stock, no par value: 100,000,000
     authorized; 43,948,921 and 42,948,921 shares
     issued and outstanding at March 31, 2008 and
     December 31, 2007, respectively               42,007,303       40,698,806
      Additional paid-in capital                   13,726,847       13,416,792
      Accumulated deficit                          (9,713,366)      (8,451,242)
                                                  -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                     46,020,784       45,664,356
                                                  -----------      -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $77,132,714      $74,749,520
                                                  ===========     ============


          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended March 31,
                                                  2008                 2007
                                                 ----------------------------
   REVENUES
     Consulting fees                           $ 11,006,850        $    74,842
     Reimbursed expenses                          6,467,018                  -
     Oil and gas revenue                                  -                742
                                               ------------        -----------
          TOTAL REVENUES                         17,473,868             75,584

   OPERATING EXPENSES
       General and administrative                 2,859,465            427,642
       Lease operating expenses                      60,206             64,303
       Professional and subcontracted services    1,706,905                  -
       Compensation and benefits                  6,122,179                  -
       Reimbursed expenses                        5,795,394                  -
       Occupancy, communication and other           346,608                  -
       Depreciation, depletion and
         amortization                               467,852                  -
      Accretion expense                               2,151              5,369
                                               ------------        -----------
          OPERATING EXPENSES                     17,360,760            497,314

   INCOME (LOSS) FROM OPERATIONS                    113,108           (421,730)
   OTHER INCOME (EXPENSE)
      Interest and other income                      24,740              2,103
      Interest expense                           (1,399,972)           (32,077)
                                               ------------        -----------
          OTHER INCOME (EXPENSE)                 (1,375,232)           (29,974)

   NET LOSS                                    $ (1,262,124)       $  (451,704)
                                               ============        ===========

   LOSS PER COMMON SHARE - Basic and Diluted   $       (.03)       $      (.01)
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic and Diluted                          43,333,536         52,659,835



          See accompanying notes to consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                  Three Months Ended March 31,
                                                  2008                 2007
                                                 ----------------------------
         CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                               $(1,262,124)       $  (451,704)
         Adjustments  to reconcile  net loss
          to net cash used in operating
          activities:
           Depreciation, depletion and
            amortization                            467,852                  -
         Amortization of debt issuance costs        118,264                  -
         Accretion expense                            2,151              5,369
         Shares issued for compensation             258,497            113,676
         Amortization of debt discount              652,946                  -
         Changes in operating assets and
          liabilities:
           Accounts receivable                      513,757            (66,336)
           Prepaid expenses and other               272,297             32,462
           Accounts payable                        (169,134)           (70,670)
           Accrued liabilities                    2,873,942             86,813
                                                -----------         ----------
             Net cash provided by (used in)
              operating activities                3,728,448           (350,390)
                                                -----------         ----------
         CASH FLOWS FROM INVESTING ACTIVITIES
         Decrease in restricted cash              1,000,003                  -
         Acquisition of property and equipment     (572,795)                 -
         Acquisition of EIS, net of cash received    35,037                  -
         Increase in other assets                  (191,810)                 -
                                                 -----------         ----------
           Net cash provided by investing
             activities                             270,435                  -
                                                -----------         ----------
         CASH FLOWS FROM FINANCING ACTIVITIES
         Bank overdrafts                         (2,815,101)                 -
         Payments on debt                          (332,310)           (42,184)
         Proceeds from debt                         336,941                  -
         Net proceeds from issuance of common
           stock                                          -            454,000
                                                -----------         ----------
            Net cash provided by (used in)
             financing activities                (2,810,470)           411,816
                                                -----------         ----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS   1,188,413             61,426
      CASH AND CASH EQUIVALENTS, BEGINNING OF
         PERIOD                                   3,483,179            590,172
                                                -----------         ----------
      CASH AND CASH EQUIVALENTS, END OF PERIOD  $ 4,671,592         $  651,598
                                                ===========        ===========
      SUPPLEMENTAL CASH FLOW DISCLOSURES:
         Interest paid                          $   628,762         $        -
      NON-CASH INVESTING AND FINANCING
      ACTIVITIES:
         Insurance policies acquired with debt  $         -         $   25,992
         debt
         Note payable for oil and gas property
           expenses                             $    71,002         $   57,462
         Acquisition of EIS with stock          $ 1,050,000         $        -


          See accompanying notes to consolidated financial statements.

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.    Organization and Basis of Presentation

Epic Energy Resources, Inc ("Epic", the "Company", "we", "us", or "our") was formed in April 2006 and completed a purchase of a public shell and began trading under the ticker symbol EPCC.

Epic is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic is also engaged in the acquisition, exploration, development, production, and sales of oil, gas and natural gas liquids. Following its formation, Epic was relatively inactive until April 2006 when its management changed and it became involved in oil and gas exploration and development. Unless otherwise indicated, all references to Epic include the operations of The Carnrite Group ("Carnrite"), Pearl Investment Company and its subsidiaries ("Pearl") and Epic Integrated Solutions, LLC ("Epic Integrated), subsequent to the dates that Epic acquired these companies.

During the first quarter, our Board of Directors updated their compensation plan for the calendar year 2008. The plan defines compensation for non-employee directors to include an annual cash retainer of $21,000 payable quarterly and a grant of 25,000 stock options with a strike price equal to the closing price of Epic common stock on January 17, 2008 and an expiration date of January 17, 2018. The Audit Committee chair will receive an additional cash payment of $4,500. All other committee chairs will receive an additional $2,500.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Epic's Annual Report on Form 10-KSB for the year ended December 31, 2007. Certain 2007 financial statement amounts have been reclassified to conform to the 2008 presentation.

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

Receivables from Clients

Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month. Epic provides an allowance for doubtful accounts on receivables based on historical collection experience and a specific review of each customer's receivable balance. As of December 31, 2007 and March 31, 2008, management determined that an allowance for doubtful accounts of $636,000 was required based on management's assessment of the collectability of these items.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease terms for leasehold improvements and equipment under capital leases (see Note 6).

Revenue Recognition

Revenue includes fees primarily generated from engineering and consulting services provided. The Company recognizes revenue from these engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable and may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a separate line in revenue in accordance with EITF 99-16; the cost for these reimbursable expenses is included in operating expenses.

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

2.    Business Combinations

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

On December 5, 2007, the Company acquired Pearl for 1,786,240 shares of its common stock and cash of $19,020,000. The consolidated statement of operations includes the operations of Pearl during the quarter ended March 31, 2008.

On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 and issued 1,000,000 shares of its common stock to three owners of Epic Integrated. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009 should they continue employment with the Company. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration. The consolidated statement of operations includes the operations of Epic Integrated for the period from February 20, 2008 through March 31, 2008.

The aggregate purchase price of Epic Integrated was $3,050,000 and consisted of 1,000,000 shares of common stock valued at $1.05 per share, the closing price on the day of acquisition, a note in the amount of $1,400,000 to be paid in 18 months (see Note 7) and $600,000 of cash. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on fair values:

                                                        Amount

      Cash                                       $      635,037
      Receivables from clients                          232,798
      Property and equipment                            116,565
      Other assets                                        5,086
      Goodwill and intangible assets                  2,137,846
                                                 --------------
               Total assets acquired                  3,127,332
      Accounts payable                                   72,739
      Accrued liabilities                                 4,593
                                                 --------------
               Total liabilities assumed                 77,332
                                                 --------------
               Net assets acquired               $    3,050,000
                                                 ==============

Summarized below is the unaudited pro forma statement of operations for the Company for the quarters ended March 31, 2008 and 2007 had the acquisitions of Carnrite, Pearl and Epic Integrated taken place as of January 1, 2007:

                                             Three Months Ended March 31,
                                             2008                    2007
                                             ----                    ----

             Revenues                    $  17,473,868         $  11,323,568
             Operating expenses             17,360,760            11,420,355
             Other income (expense)         (1,375,232)       $   (1,932,514)
                                         -------------        --------------
                   Net loss              $  (1,262,124)       $   (2,029,301)
                                         =============        ==============
                   Net loss per share$   $        (.03)       $         (.04)
                                         =============        ==============

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

The acquisitions and related transactions were treated as a purchase business combination for accounting purposes, and Carnrite's, Pearl's and Epic Integrated's assets acquired and liabilities assumed were recorded at their fair value. The allocations of the purchase price to Carnrite's, Pearl's and Epic Integrated's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill. The Company has not made that determination as of March 31, 2008. The Company has one year from the date of acquisition to make the determination.

3.    Goodwill and Other Intangible Assets

Approximately $35.3 million of the purchase price related to the Carnrite, Pearl and Epic Integrated acquisitions has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the goodwill has become impaired, the company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made. Also see Note 2.

4.    Other Mineral Reserves

Our proved oil and gas properties in Kansas contain Helium reserves estimated at between 1% and 2% of the proved gas reserves of the property. Installation of Nitrogen Rejection Units (NRU) to remove Nitrogen and harvest the Helium from the field is in the final stages of manufacturing and installation. The third party contracted to build, install and operate the NRU units estimates the installation of the units to be completed in July of 2008. Capital costs to build, install and operate the NRU units will be the responsibility of the third party company in exchange for a percentage of the produced natural gas and Helium.

5.    Oil and Gas Properties

In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000. We based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million. As of March 31, 2008, the Company had recorded $5,184,911 of ceiling test impairments to the Kansas properties compared with $3,062,265 at March 31, 2007. The Company recorded no depletion expense on these properties for the quarters ended March 31, 2008 and 2007.

In December 2006 Epic acquired a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage were one producing gas well and six shut-in gas wells. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement. The three initial test wells were worked over and have been found to be uneconomical. Epic will decline participation in future wells associated within the 6,000 acres in Kay County, Oklahoma.

6.    Property and Equipment

Property and equipment consisted of the following:

                                                   March 31,      December 31,
                                                     2008             2007
                                                   ---------      ------------

             Computer equipment                  $ 2,023,660      $  859,147
                 Airplane                          4,633,347       4,633,347
                 Office furniture and equipment      569,618         576,982
             Construction in progress                234,477       2,102,325
                 Vehicles                          2,517,682       2,221,101
                 Leasehold improvements            1,420,246         315,680
                                              --------------  --------------
                                                  11,399,030      10,708,582
             Less accumulated depreciation and
                amortization                        (555,461)       (112,119)
                                             ---------------   -------------
             Total property and equipment        $10,843,569     $10,596,463
                                                 ===========     ===========

7.    Long-Term Debt

In December 2006, Epic borrowed $2,500,000 secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000. Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. Under these terms, during the three month period ended March 31, 2008 and 2007, Epic incurred an additional $60,206 and $64,303, respectively in lease operating expenses associated with the Rush County property as the property had no production during the three month period then ended. Expenses are paid by the lender and due to the lack of revenue in the current quarter these expenses resulted in an increase in the note.

In December 2007, Epic issued $20,250,000 of 10% Secured Debentures ("Debentures"). The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1 and are secured by liens on all of the Company's assets. Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625. Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law. Prepayment is not allowed without prior written consent of the holders. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company's common stock at $1.65 per share. Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures. The debt discount is being amortized to interest expense over the life of the debentures, which mature on December 1, 2012. A total of $652,946 of debt discount was amortized to interest expense for the three months ended March 31, 2008.

In connection with the Epic Integrated acquisition, we recorded a $1,400,000 note which will be paid to the three owners in periodic installments during 2008 and 2009. At March 31, 2007, $650,000 of this note is included in current portion of long term debt on the balance sheet.

      Debt consists of the following:
                                                   March 31,      December 31,
                                                     2008             2007
                                                   ---------      ------------

   Note payable secured by properties acquired $ 9,770,292 $ 9,765,661 Note payable in connection with Epic
     Integrated acquisition                        1,400,000              --
      10% Debentures                              20,250,000      20,250,000
                                                ------------    ------------
            Total debt                            31,420,292      30,015,661

      Less current maturities                      5,025,944       3,208,135
                                                ------------    ------------
           Total long-term debt                 $ 26,394,348    $ 26,807,526
                                                ============    ============

8.    Earnings Per Share

Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2008, we had outstanding options covering an aggregate of 1,911,000 shares of common stock and outstanding warrants covering an aggregate of 23,648,631 shares of common stock. Both the outstanding options and warrants are excluded from our computation of diluted EPS as they would be anti-dilutive. Excluded from the computation of diluted EPS for the three months ended March 31, 2007 are options to purchase 600,000 shares of common stock and outstanding warrants covering an aggregate of 897,100 shares of common stock. Both the outstanding options and warrants are excluded from our computation of diluted EPS as they would be anti-dilutive.

9. Stockholders' Equity

On January 17, 2008, 25,000 stock options were issued to each member of the Board of Directors with a strike price equal to the closing price of Epic common stock on January 17, 2008 and an expiration date of January 17, 2018.

On February 11, 2008, 200,000 stock options were issued to our Chief Financial Officer with an exercise price of $1.02 per share and an expiration date of February 11, 2018.

On February 20, 2008, the Company acquired Epic Integrated for $600,000 in cash and issued 1,000,000 shares of its common stock. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009. The 1,000,000 shares were shares issued to Epic Integrated's owners. The shares issued to each owner will vest over a three year period. All or a portion of the shares issued to each officer will be forfeited and be returned to the Company if the officer voluntarily terminates his or her employment prior to February 20, 2011.

                           FORWARD LOOKING STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Epic was incorporated in Colorado on June 6, 1989. Following its formation in 1989 Epic was relatively inactive until April 2006, when its management changed and it became involved in providing consulting services and oil and gas exploration and development.

     In August 2007 Epic acquired the Carnrite Group, LLC for 3,177,812 shares of its common stock.

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

     The Carnrite Group, Pearl Investment Company and Epic Integrated Solutions provide consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance, oil field project management, training, operations documentation and data management.

     Epic has a 100% working interest in 58 shut in gas wells and a 50% working interest in seven shut in gas wells.

Results of Operations
---------------------

     Because Epic had minimal operations until the acquisition of Carnrite in August 2007, Epic's historical operating results and period to period comparisons are not significant until 2007. All increases in Epic's revenues and expenses between 2007 and 2006 are associated with the acquisitions of Carnrite and the Pearl Investment Company. The results of operations for the three months ended March 31, 2008 include the historical results of Epic Integrated Solutions from and after February 20, 2008.

     Expenses which are directly related to oil and gas production are charged to lease operating expenses. All other expenses (except depletion, accretion and impairment), whether they relate to consulting services or oil and gas exploration/development, are recorded as general and administrative expenses.

Three Months ended March 31, 2008 compared with March 31, 2007

Revenues were approximately $17,474,000 for the quarter ended March 31, 2008 compared with approximately $76,000 for the quarter ended March 31, 2007. The increase of $17,398,000 was primarily the result of the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Operating Expenses were approximately $17,361,000 for the quarter ended March 31, 2008 compared with approximately $497,000 for the quarter ended March 31, 2007 resulting in an increase of approximately of $16,864,000. This increase was primarily the result of the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Income (Loss) from Operations was approximately $113,000 for the quarter ended March 31, 2008 compared with a loss from operations of approximately $422,000 for the quarter ended March 31, 2007 resulting in increased income of $535,000. This increase was primarily the result of the acquisitions of Carnrite in August 2007 and Pearl in December 2007. One of the reasons for the minimal net income in 2008 was an additional, unexpected increase in the number of hours to complete a fixed price project.

Other Income (Expenses) were approximately $(1,375,000) for the quarter ended March 31, 2008 compared with approximately $(30,000) for the quarter ended March 31, 2007, an increase of $1,345,000. The increase was primarily due to interest expense and debt discount amortization associated with the acquisition of Pearl in December of 2007.

Net Loss was $1,262,124 or $.03 per share for the quarter ended March 31, 2008 compared with $451,704 or $.01 per share for the quarter ended March 31, 2007 resulting in an increased loss of $810,420. One of the primary reasons for the net loss in 2008 was the $1,399,972 of interest expense for the first three months of 2008.

Liquidity and Capital Resources

     Epic's sources and (uses) of cash during the three months ended March 31, 2008 and 2007 were:
                                                         2008         2007
                                                         ----         ----

      Cash provided (used) by operations             $3,728,448   $(350,390)
      Decrease in restricted cash                     1,000,003          --
      Purchase of equipment                            (572,795)         --
      Cash from acquisition of Epic Integrated
         Solutions                                       35,037          --
      Decrease in bank overdraft                     (2,815,101)         --
      Increase in other assets                         (191,810)         --
      Borrowings (net of repayments)                      4,631     (42,184)

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

     As of April 30, 2008, Epic's backlog for consulting services to be provided in the future was approximately $43.5 million. This compares with a combined backlog of approximately $19.0 million as of April 30, 2007. Epic believes demand for its services remains strong and will continue to increase as Epic expands its service regions throughout 2008.

     Epic has a loan from a private lender which is secured by Epic's gas wells in Rush County, Kansas. The loan had a principal balance of $2,920,867 as of March 31, 2008, bears interest at 10% per year and is payable in equal monthly installments of $72,000. The loan agreement provides that if the monthly net income from the wells is less than $72,000, the deficit will be added to the principal amount of the note. If the monthly net income from the wells is greater than $72,000, the net income is applied to the note principal.

     As a result of the acquisition of The Carnrite Group, the Pearl Investment Company and Epic Integrated, Epic believes that cash provided by its operations will satisfy its future capital requirements, including principal and interest payments required by the terms of the note secured by Epic's Kansas gas wells and the notes sold in December 2007.

Contractual Commitments

     There have been no material changes to Epic's contractual commitments during the first quarter. Please see Note 7 to the accompanying financial statements for a more information concerning Epic's debt position. Refer to Epic's Annual Report on Form 10-KSB for December 31, 2007 for a complete discussion of Epic's lease obligations.

     Except for the commitments arising from its operating leases arrangements, as of March 31, 2008 Epic did not have any off-balance sheet arrangements that are reasonably likely to have a material effect on its financial statements.

Accounting Policies

     See Note 1 to the financial statements included as part of this report for information concerning Epic's accounting policies.

ITEM 4T.    CONTROLS AND PROCEDURES

     Rex Doyle, Epic's Chief Executive Officer and Michael Kinney, Epic's Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mr. Doyle and Mr. Kinney concluded that Epic's disclosure controls and procedures were not effective to ensure that information required to be disclosed by Epic in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were significant changes in Epic's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) during the period ended March 31, 2008, that will improve Epic's internal control over financial reporting in the future. Epic added a Chief Financial Officer and hired consultants that have significant experience with technical accounting matters regarding Generally Accepted Accounting Principles and financial reporting. In addition, Epic added accounting personnel and will begin moving accounting activities in-house during the second quarter of 2008.

                                     PART II
                                Other Information

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity, for cash of $600,000 and 1,000,000 shares of its restricted common stock. An additional $1,400,000 will be paid to the three owners of Epic Integrated Solutions in periodic installments during 2008 and 2009 should they continue employment with Epic.

     Epic relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the sale of these shares.

ITEM 5.   OTHER INFORMATION

     During the first quarter, Epic's Board of Directors updated the directors' compensation plan for the calendar year 2008. Non-employee directors will receive an annual cash retainer of $21,000 payable quarterly and a grant of 25,000 stock options with an exercise price of $3.10 per share and an expiration date of January 17, 2018. The Audit Committee chair will receive an additional cash payment of $4,500. All other committee chairs will receive an additional $2,500.

ITEM 6.     EXHIBITS

Exhibit
 Number     Description of Exhibit

  31        Rule 13a-14(a) Certifications
  32        Section 1350 Certifications

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EPIC ENERGY RESOURCES INC.

Date: May 20, 2008
                                  By: /s/ Rex P. Doyle
                                      -----------------------------------
                                      Rex P. Doyle, Principal Executive Officer



                                  By: /s/ Michael Kinney
                                      -------------------------------------
                                      Michael Kinney, Principal Financial and
                                       Accounting Officer