Form 10-Q
period 2008-06-30
EPIC ENERGY RESOURCES, INC.
filed 2008-08-14
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 2008

 ( )           TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15  (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _______ to ________.

                         Commission File Number 0-31357

                           EPIC ENERGY RESOURCES INC.

               Colorado                               94-3363969
       ---------------------------         -----------------------------------
       State or other jurisdiction         (I.R.S.) Employer Identification No
          of incorporation

   1450 Lake Robbins Drive, Suite 160
   The Woodlands, TX 77380                           (281) 419-3742
  --------------------------------------     -----------------------------
  Address of principal executive offices     Registrant's telephone number,
                                                  including area code

Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required  to file  such  reports),  and (2) has been  subject  to such  filing
requirements for the past 90 days:         Yes  [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer" and "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [ ]            Accelerated  filer         [ ]
         Non-accelerated filer   [ ]            Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
                                   YES [ ] NO [X]

As of July 31, 2008, the Company had 43,948,921 issued and outstanding shares of common stock.

                            EPIC ENERGY RESOURCES INC
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)
                                   (unaudited)

                                                   June 30,        December 31,
                           ASSETS                    2008             2007
                                                  (unaudited)       (audited)
                                                ---------------   --------------
  CURRENT ASSETS
   Cash and cash equivalents ..................   $    1,501         $   3,483
   Restricted cash.............................          182             3,400
   Accounts receivable:
    Billed, net of allowance of $1,098
     and $636, respectively                           13,625            11,335
    Unbilled, at estimated net
     realizable value ..................               7,247             3,447
    Accounts receivable - other...............             -               640
    Prepaid expenses and other ...............           291               309
                                                ---------------   --------------
         TOTAL CURRENT ASSETS                         22,846            22,614

    Oil and gas properties (full cost method),
     net of accumulatedimpairments and depletion
     of $5,260 and $5,260, respectively:
     Proved .................................          5,248             5,248
     Unproved ...............................              -                 -
     Other mineral reserves .................            783               783
     Property and equipment, net of accumulated
      depreciation of $1,017 and $112,
      respectively ..........................         11,310            10,597
     Other assets ...........................            197               209
     Debt issuance costs, net of accumulated
      amortization of $258 and $29,
      respectively...........................          1,771             1,690
     Goodwill and intangible assets, net of
      accumulatedamortization of $29 and $4,
      respectively ..........................         37,508            33,609
                                                ---------------   --------------
        TOTAL ASSETS ........................     $   79,663        $   74,750
                                                ===============   ==============
       LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
      Accounts payable ......................     $   10,410        $    4,066
      Bank overdrafts .......................              -             3,442
      Accrued liabilities ...................          4,050             2,949
      Deferred revenue ......................          2,405             1,358
      Current portion of long term debt......          6,300             3,208
                                                ---------------   --------------
        TOTAL CURRENT LIABILITIES                     23,165            15,023
      Asset retirement obligations ..........            137               133
      Long-term debt, net of debt discount of
      $11,470 and $12,879, respectively......         13,536            13,929
                                                ---------------   --------------
            TOTAL LIABILITIES................         36,838            29,085
                                                ---------------   --------------
      STOCKHOLDERS' EQUITY
      Common stock, no par value: 100,000,000
       authorized; 43,041,827 and 42,948,921
       shares issued and outstanding at
       June 30, 2008 and December 31, 2007,
       respectively                                   41,863            40,699
      Additional paid-in capital.............         14,486            13,417
      Accumulated deficit ...................        (13,524)           (8,451)
                                                ---------------   --------------
      TOTAL STOCKHOLDERS' EQUITY ............         42,825            45,665
                                                ---------------   --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   79,663        $    74,750
                                                ===============   ==============


  See accompanying notes to the unaudited consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)


                                         Three Months Ended June 30,   Six Months Ended June 30,
                                              2008         2007            2008        2007
                                          ------------------------------------------------------
REVENUES
  Consulting fees ...................     $   9,570     $     20        $  20,896   $     95
  Reimbursed expenses................         7,031            -           13,179          -
  Oil and gas revenue ...............             -            9                -         10
                                          ------------------------------------------------------
      TOTAL REVENUES ................        16,601           29           34,075        105

OPERATING EXPENSES
    General and administrative.......         2,799          420            4,912        848
    Lease operating expenses.........            96           58              156        122
    Professional and subcontracted services   1,758            -            3,981          -
    Compensation and benefits........         7,306            -           13,396          -
    Reimbursed expenses .............         5,986            -           12,069          -
    Occupancy, communication and other          331            -              662          -
    Depreciation, depletion and
      amortization ..................           477            -              934          -
    Accretion expense ...............             2            5                4         11
    Impairment of oil and gas properties          -        1,339                -      1,339
                                          ------------------------------------------------------
     OPERATING EXPENSES .............        18,755        1,822           36,114      2,320

LOSS FROM OPERATIONS .............           (2,154)      (1,793)          (2,040)    (2,215)

OTHER INCOME (EXPENSE)
   Interest and other income.........            29            5               52          6
   Interest expense .................        (1,685)         (48)          (3,085)       (80)
                                          ------------------------------------------------------
   OTHER EXPENSE ....................        (1,656)         (43)          (3,033)       (74)
                                          ------------------------------------------------------
NET LOSS ............................     $  (3,810)   $  (1,836)       $  (5,073)  $ (2,289)
                                          ======================================================
LOSS PER COMMON SHARE - Basic and Diluted $    (.09)   $    (.06)       $    (.12)  $  (0.05)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted .....    42,968,887   30,794,830       42,968,887  41,670,355




  See accompanying notes to the unaudited consolidated financial statements

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                      Six Months Ended June 30,
                                                         2008           2007
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................                 $    (5,073)   $    (2,289)
Adjustments  to reconcile  net loss to net cash
 provided by (used in) operating activities:
Depreciationand depletion                                    934              -
Reserve for bad debts .......................                462              -
Accretion expense ...........................                  4             11
Shares issued for compensation ..............                874            232
Amortization of debt discount and debt issuance costs      1,638              -
Impairment of oil and gas properties                           -          1,339
Changes in operating assets and liabilities:
 Accounts receivable ........................             (6,295)            (6)
 Prepaid expenses and other..................                205             76
 Accounts payable ...........................              6,271            (55)
 Accrued liabilities ........................              2,480            188
                                                     ------------   ------------
   Net cash provided by (used in) operating activities     1,500           (504)
                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in restricted cash .................              3,218              -
Additional acquisition costs - Pearl                        (908)             -
Acquisition of property and equipment........             (1,501)             -
Acquisition of EIS, net of cash received                    (233)             -
Increase in other assets.....................               (169)             -
                                                     ------------   ------------
Net cash provided by investing  activities                   407              -
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdrafts .............................             (3,442)             -
Payments on debt ............................               (447)           (87)
Net proceeds from issuance of common stock...                  -            515
                                                     ------------   ------------
Net cash provided by (used in) financing activities       (3,889)           428
                                                     ------------   ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .........       (1,982)           (76)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             3,483            590
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..........  $     1,501    $       514
                                                     ============   ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                  $         -    $         -
  Interest paid .............................        $     3,085    $     5,978
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Insurance policies acquired with debt....          $         -    $        21
  Note payable for oil and gas property expenses     $       262    $       114
  Acquisition of EIS with stock                      $     1,050    $         -


  See accompanying notes to the unaudited consolidated financial statements

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.   Organization and Basis of Presentation

      Epic Energy Resources, Inc ("Epic", the "Company", "we", "us", or "our") was formed in April 2006, completed a purchase of a public shell and began trading under the ticker symbol EPCC.

      Epic is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also formed an operational joint venture with a private investor group to co-invest in infrastructure related projects with Epic's clients. The co-investment projects are primarily projects in which the company provides engineering, design, construction management and operational services related to pipeline, gathering and compression systems, including oil and gas processing facilities.

      Epic was relatively inactive until April 2006 when current management gained control and it became focused on energy related activities including consulting, engineering, and oil and gas production activities. Unless otherwise indicated, all references to Epic include the operations of The Carnrite Group ("Carnrite"), Pearl Investment Company and its subsidiaries ("Pearl") and Epic Integrated Solutions, LLC ("Epic Integrated), subsequent to the dates that Epic acquired these companies.

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in Epic's Annual Report on Form 10-KSB for the year ended December 31, 2007.

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

Receivables from Clients

      Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month. Epic provides an allowance for doubtful accounts on receivables based on historical collection experience and a specific review of each customer's receivable balance. As of December 31, 2007 and June 30, 2008, management determined that an allowance for doubtful accounts of $636,000 and $1,098,084 respectively, was required based on management's assessment of the collectability of these items.

 Property and Equipment

      Property and equipment is stated at cost. Depreciation and amortization is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease terms for leasehold improvements and equipment under capital leases (see Note 6).

Revenue Recognition

      Revenue includes fees primarily generated from engineering and consulting services provided. The Company recognizes revenue from these engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable but may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is recorded as unbilled accounts receivable. Cash collections and invoices generated in excess of revenue recognized are recorded as deferred revenue until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to materials, travel, other out-of-pocket expenses and any third-party costs, are included in a separate line in revenue in accordance with EITF 99-16; the cost for these reimbursable expenses is included in operating expenses.

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

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

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

      On February 20, 2008, Epic completed the acquisition of Epic Integrated Solutions, LLC, an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. The effective date of the acquisition was January 1, 2008. At closing, Epic paid $600,000, issued 1,000,000 shares of its common stock to three owners of Epic Integrated and paid acquisition costs of $267,000. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration. The consolidated statement of operations includes the operations of Epic Integrated for the period from January 1, 2008 through June 30, 2008.

      The aggregate purchase price of Epic Integrated was $3,317,000 and consisted of 1,000,000 shares of common stock valued at $1.05 per share, the closing price on the day of acquisition, a note in the amount of $1,400,000 to be paid in 18 months (see Note 7), $600,000 of cash and acquisition costs of $267,000. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on fair values (in thousands):

                                                     Amount

      Cash                                       $      635
      Receivables from clients                          233
      Property and equipment                            117
      Other assets                                        5
      Goodwill and intangible asset                   2,405
                                                 ----------
               Total assets acquired                  3,395
                                                 ----------
      Accounts payable                          $        73
      Accrued liabilities                                 5
                                              -------------

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

               Total liabilities assumed                 78
                                               ------------
               Net assets acquired                $   3,317
                                                  =========


      Summarized below is the unaudited pro forma statement of operations for the Company for the three and six months ended June 30, 2007 had the acquisitions of Carnrite, Pearl and Epic Integrated taken place as of January 1, 2007, expressed in thousands except for share amounts:

                                                                     Six Months
                                              Three Months Ended     Ended June
                                                 June 30, 2007        30, 2007
                                              ------------------    ------------

      Revenues                                       $11,324            $32,236
      Operating expenses                                                 11,420
          24,467
      Other income (expense)                          (1,933)            (1,936)
                                                 ------------       ------------
      Net income (loss)                          $    (2,029)       $     5,833
                                                 ============       ============
      Net increase (loss) loss per share         $     (0.06)       $      0.11
                                                 ============       ============

      The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

      The acquisitions and related transactions were treated as a purchase business combination for accounting purposes, and Carnrite's, Pearl's and Epic Integrated's assets acquired and liabilities assumed were recorded at their fair value. The allocations of the purchase price to Carnrite's, Pearl's and Epic Integrated's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill. The Company has not made that determination as of June 30, 2008. The Company is currently in the process of assessing the intangibles to be recognized separately from goodwill.

3.   Goodwill and Other Intangible Assets

      Approximately $36.5 million of the purchase price related to the Carnrite, Pearl and Epic Integrated acquisitions has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but instead tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of the goodwill has become impaired, the company will incur an accounting charge for the amount of the impairment during the quarter in which the determination is made. The company has engaged a firm to conduct an evaluation to determine if any impairment to goodwill exists. This review is expected to be completed by the end of the third quarter 2008. There was no impairment of goodwill as of December 31, 2007. During the three months

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

ended June 30, 2008, approximately $1.2 million of additional goodwill was recorded due to additional acquisition costs incurred related to the Pearl and Epic Integrated acquisitions. Also see Note 2.

4.   Other Mineral Reserves

      Our proved oil and gas properties in Kansas contain Helium reserves estimated at between 1% and 2% of the proved gas reserves of the property. Installation of Nitrogen Rejection Units (NRU) to remove Nitrogen and harvest the Helium from the field is in the final stages of manufacturing and installation. The third party contracted to build, install and operate the NRU units estimates the installation of the units to be completed in the latter part of August of 2008. Capital costs to build, install and operate the NRU units will be the responsibility of the third party company in exchange for a percentage of the produced natural gas and Helium.

5.   Oil and Gas Properties

      In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. We based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million. As of June 30, 2008, the Company had recorded $5,259,845 of ceiling test impairments to the Kansas properties. The Company recorded no depletion expense on these properties for the quarters ended June 30, 2008 and 2007 due to lack of production attributable to a shut in gas plant.

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

6.   Property and Equipment

    Property and equipment consisted of the following, in thousands:

                                              June 30, 2008  December 31, 2007
                                              -------------  -----------------

          Computer equipment                  $    2,540       $      859
          Airplane                                 4,633            4,633
        Office furniture and equipment               782              577

        Construction in progress                     294            2,103
        Vehicles                                   2,622            2,221
        Leasehold improvements                     1,456              316
                                              ----------      -----------
                                                  12,327           10,709
        Less accumulated depreciation
          and amortization                        (1,017)           (112)
                                              -----------     -----------
              Total property and equipment    $   11,310      $   10,596
                                              ===========     ===========


Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $905 and $0, respectively.

7.   Long-Term Debt

      In December 2006, Epic borrowed $2,500,000 secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000. Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. Under these terms, during the six month period ended June 30, 2008 and 2007, Epic incurred $261,645 and $122,555, respectively in lease operating expenses associated with the Rush County property as the property had no production during the six month period then ended. Expenses are paid by the lender and due to the lack of revenue in the current quarter these expenses resulted in an increase in the note. According to the terms of the loan $261,645 has been added to the principal balance of the loan for the six months ended June 30, 2008, due to expenses being greater than revenues generated by the wells. At June 30, 2008, the principal balance of the loan was $3,016,970.

      In December 2007, Epic issued $20,250,000 of 10% Secured Debentures ("Debentures"). The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1 and are secured by liens on all of the Company's assets. Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625. Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law. Prepayment is not allowed without prior written consent of the holders. The purchasers of the notes also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company's common stock at $1.65 per share. Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction. Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures. The debt discount is being amortized to interest expense over the life of the debentures, which mature on December 1, 2012. A total of $1,408,571 of debt discount was amortized to interest expense for the six months ended June 30, 2008.

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

      In connection with the Epic Integrated acquisition, we recorded a $1,400,000 note which will be paid to the three owners in periodic installments during 2008 and 2009. At June 30, 2008, $900,000 of this note is included in the current portion of long term debt on the consolidated balance sheets.

 Debt consists of the following:

                                                      June 30,    December 31,
            (In thousands)                             2008           2007
                                                     ---------    ------------

      Note payable secured by properties acquired     $9,656       $   9,766
      Note payable in connection with Epic
            Integrated acquisition                     1,400               -
      10% Debentures                                  20,250          20,250
                                                  ----------       ---------
            Total debt                                31,306          30,016
      Less current maturities                          6,300           3,208
                                                   ---------      ----------
           Total long-term debt                      $25,006        $ 26,808
                                                     =======        ========

8.   Earnings Per Share

      Earnings per share data for all periods presented have been computed pursuant to SFAS No. 128, "Earnings Per Share" that requires a presentation of basic earnings per share (basic EPS) and diluted earnings per share (diluted
EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2008, we had outstanding options covering an aggregate of 2,516,000 shares of common stock and outstanding warrants covering an aggregate of 23,648,631 shares of common stock. Both the outstanding options and warrants are excluded from our computation of diluted EPS as they would be anti-dilutive.

9.   Stockholders' Equity

      During the three months ended June 30, 2008, Epic issued 92,906 shares of common stock for services and compensation that was expensed during the quarter ended June 30, 2008. The stock was valued at the price on the date of issuance for a total of approximately $68,000. The shares were included in the calculation of weighted average shares outstanding for the quarter ended June 30, 2008.

      On January 17, 2008, 25,000 stock options were issued to each member of the Board of Directors with a strike price equal to the closing price of Epic common stock on January 17, 2008 and an expiration date of January 17, 2018. The options vested immediately and approximately $277,000 was expensed during the six months ended June 30, 2008.

                            EPIC ENERGY RESOURCES INC
                   Notes to Consolidated Financial Statements
                                   (unaudited)

      On February 11, 2008, 200,000 stock options were issued to the Chief Financial Officer with an exercise price of $1.02 per share and an expiration date of February 11, 2018. The options vest over a three year period from date of issuance. Compensation expense related to these options of $20,753 was recorded in the six months ended June 30, 2008. The fair value of the options above was estimated on the date of grant using the Black-Scholes pricing model. The company used the following assumptions in determining fair values of the above options:

     o    Dividend yield                0.0%
     o    Expected volatility          98.4%
     o    Risk-free interest rate       2.5%
     o    Expected life (years)          10

      On February 20, 2008, the Company acquired Epic Integrated for cash and 1,000,000 shares of its common stock. The 1,000,000 shares were shares issued to Epic Integrated's owners. The shares issued to each owner will vest over a three year period. All or a portion of the shares issued to each officer will be forfeited and be returned to the Company if the officer voluntarily terminates his or her employment prior to February 20, 2011.

10.  Legal Proceedings

                From time to time, we may be involved in litigation or administrative proceedings relating to claims arising out of our operations in the normal course of business. We are not aware of any pending of threatened legal proceedings that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The discussion in this section contains forward-looking statements. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make. See "Risk Factors" in Part I, Item 1A of this report for a discussion of some of these risks and uncertainties. This discussion should be read with our financial statements and related notes included elsewhere in this report.

Overview

      We merged with a public company shell in April 2006 and commenced operations in September 2006. We acquired certain producing oil and gas properties in December 2006 which have been shut-in since January 2007. We acquired The Carnrite Group ("Carnrite") in August 2007 and Pearl Investment Company ("Pearl") in December 2007. Our revenues from Carnrite and Pearl are principally derived from consulting and engineering services to the oil, gas and energy industry. Carnrite's management consulting services provide content rich advice to keep companies engaged in the oil and gas sector competitive in the global market. Pearl provides engineering and consulting services focused on the design, build, operations, maintenance, and development of upstream oil and gas assets including associated gathering, compression and processing facilities.. In February 2008, we acquired Epic Integrated Services LLC, a provider of personnel training, documentation and data management to the oil, gas and energy industry. With respect to this discussion, the terms "Epic," "Company", "we," "us," and "our" refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Significant Developments

      On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC ("Epic Integrated") or ("EIS"), an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 in cash, issued 1,000,000 shares of its common stock to the three owners of Epic Integrated, and paid acquisition costs of $267,000. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration.

      During 2007, Epic acquired two significant companies (Carnrite and Pearl) that have increased our annualized consulting revenues substantially. These companies generated pro forma annual revenues for 2007 of approximately $59.3 million. In early 2008, we acquired an additional company (Epic Integrated) which generated 2007 revenues of approximately $2.9 million. As a result, our operations are principally related to consulting and related services to the energy industry. We plan to continue to search for opportunities to co-invest with our clients or purchase underperforming producing oil and gas properties and utilize our expanded service capabilities to enhance production from these acquisitions. We also plan to strategically co-invest with our clients or take up to 100% working interest in surface infrastructure projects where we are contracted to design, build and operate gathering, compression and/or processing facilities.

      During 2007, Epic raised over $28.9 million in debt and equity capital to fund our acquisitions and operations. In addition, Epic issued over 4.7 million shares of our common stock in conjunction with these acquisitions.

Critical Accounting Policies

      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, assets held for sale, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed consolidated financial statements are prepared using the same critical accounting policies discussed in our 2007 Annual Report on Form 10-KSB.

Operating Activities

      Because Epic had minimal operations until the acquisition of Carnrite in August 2007, Epic's historical operating results and period to period comparisons are not significant until 2007. All increases in Epic's revenues and expenses between 2008 and 2007 are associated with the acquisitions of Carnrite and the Pearl Investment Company. The results of operations for the six months ended June 30, 2008 include the historical results of Epic Integrated Solutions from and after January 1, 2008.

      Expenses which are directly related to oil and gas production are charged to lease operating expenses. All other expenses (except depletion, accretion and impairment), whether they relate to consulting services or oil and gas exploration/development, are recorded as general and administrative expenses.

      Epic grew significantly in 2007 through the acquisitions of Carnrite and Pearl. In February 2008, we acquired Epic Integrated Solutions and we expect to continue an aggressive acquisition plan in the foreseeable future. We plan to strategically continue our growth in geographic regions where our engineering expertise is our strength, such regions including the Rocky Mountains, Texas, Oklahoma and Kansas. As we build our infrastructure, we expect to expand our service region throughout the United States and into foreign countries that are seeking our expertise.

      As of July 31, 2008, Epic's backlog for consulting services to be provided in the future was approximately $45.8 million. This compares with a combined backlog of approximately $19.0 million as of July 31, 2007. We believe demand for our services remains strong and will continue to increase as we expand our service regions throughout 2008. This backlog could change due to macro economic market activity and customer demand changes.

      We plan to continue our search for underperforming oil and gas producing assets where we believe our engineering expertise can improve production. Oil prices have recently risen to over $135 a barrel. As a result, enhanced recovery projects have become more economically feasible.

Three  Months  ended June 30, 2008  compared  with Three Months ended June 30,
2007

      Revenues were approximately $16.6 million for the quarter ended June 30, 2008 compared with approximately $28,931 for the quarter ended June 30, 2007. The increase of $16.6 million was primarily the result of the acquisitions of Carnrite in August 2007, Pearl in December 2007, and Epic Integrated effective January 1, 2008.

      Operating Expenses were approximately $18.7 million for the quarter ended June 30, 2008 compared with approximately $1.8 million for the quarter ended June 30, 2007 resulting in an increase of approximately of $16.9 million. This increase was primarily the result of the acquisitions of Carnrite in August 2007, Pearl in December 2007 and Epic Integrated effective January 1, 2008, partially offset by a reduction in impairment of oil and gas properties.

      Loss from Operations was approximately $2.2 million for the quarter ended June 30, 2008 and $1.8 million for the quarter ended June 30, 2007.

      Other Income (Expense) was approximately $(1.7) million for the quarter ended June 30, 2008 compared with approximately $(43,500) for the quarter ended June 30, 2007, an increase of $1.6 million. The increase was primarily due to interest expense and debt discount amortization associated with the acquisition of Pearl in December of 2007.

      Net Loss was $3.8 million or $.09 per share for the quarter ended June 30, 2008 compared with $1.8 million or $.06 per share for the quarter ended June 30, 2007 resulting in an increased loss of $2.0 million. One of the primary reasons for the net loss in 2008 was the $1.4 million of interest expense for the second quarter of 2008.
Six Months ended June 30, 2008 compared with Six Months ended June 30, 2007

      Revenues were approximately $34.0 million for the six months ended June 30, 2008 compared with approximately $105,000 for the six months ended June 30, 2007. The increase of $33.9 million was primarily the result of the acquisitions of Carnrite in August 2007, Pearl in December 2007 and Epic Integrated effective January 1, 2008.

      Operating Expenses were approximately $36.1 million for the six months ended June 30, 2008 compared with approximately $2.3 million for the six months ended June 30, 2007 resulting in an increase of approximately $33.7 million.

This increase was primarily the result of the acquisitions of Carnrite in August 2007, Pearl in December 2007 and Epic Integrated in February 2008.

      Loss from Operations was approximately $2.0 million for the six months ended June 30, 2008 compared with a loss from operations of approximately $2.2 million for the six months ended June 30, 2007 resulting in increased income of $175,000. This increase was primarily the result of losses suffered by Pearl and Epic Integrated.

      Other Income (Expense) were approximately $(3.0) million for the six months ended June 30, 2008 compared with approximately $(74,000) for the six months ended June 30, 2007, an increase of $3.0 million. The increase was primarily due to interest expense and debt discount amortization associated with the acquisition of Pearl in December of 2007.

      Net Loss was $5.1 million or $.12 per share for the six months ended June 30, 2008 compared with $2.3 million or $.05 per share for the six months ended June 30, 2007 resulting in an increased loss of $2.8 million. One of the primary reasons for the net loss in 2008 was the $3.1 million of interest expense for the first six months of 2008.

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

      On December 5, 2007 Epic also sold notes in the principal amount of $20,250,000 to a second group of private investors. The notes bear interest of 10% per year. The notes are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the notes also received Series D warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012. Interest on the notes is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1,

2008 Epic is required to make quarterly payments of $1,265,625 toward the principal amount of the notes in cash or in kind.

      On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC ("Epic Integrated") or ("EIS"), an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 in cash, issued 1,000,000 shares of its common stock to the three owners of Epic Integrated, and paid acquisition costs of $267,000. An additional $1,400,000 will be paid to the three owners in periodic installments during 2008 and 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination", the contingent consideration is considered additional purchase price consideration.

      Operating activities provided cash of $1.5 million during the six months ended June 30, 2008 compared with approximately $504,000 of cash used in operations during the six months ended June 30, 2007. We had a net loss for the six months ended June 30, 2008 of $5.1 million which was offset by changes in assets and liabilities of $2.6 million. In addition we had $934,287 of non-cash depreciation and depletion during the six months, $873,735 of expense for shares issued for compensation and $462,000 expense for bad debts. For the six months ended June 30, 2007, we had a net loss of $2.3 million which was offset by $1.3 million in impairment of oil and gas properties, changes in assets and liabilities of approximately $203,000 and non-cash expenditures of approximately $232,000 for the expense of shares issued for compensation.

      During the six months ended June 30, 2008, we had investing activities that provided cash of $.4 million principally as a result of the decrease in restricted cash of $3.2 million offset by acquisition of equipment of $1.5 and $1.1 million of additional acquisition costs related to Epic Integrated and Pearl. During the quarter ended June 30, 2007, we had no investing activities.

      We had $3.9 million of cash flows used in financing activities during the six months ended June 30, 2008 primarily as a result of the decrease in bank overdrafts of $3.4 million. We had cash provided by financing activities of approximately $.4 million during the six months ended June 30, 2007 principally due to the issuance of $.5 of common stock during that quarter.

      As of June 30, 2008, we had working capital of $(319,282) compared with working capital of $7.6 million at December 31, 2007. Average collection of accounts receivable was approximately 87 days.

      Epic expects that its gas wells will begin producing again by the latter part of August 2008, which will provide additional cash to fund its operations. As a result of the acquisition of Carnrite, Pearl and EIS and the anticipated production from its shut-in gas wells in the latter part of August 2008 Epic believes that cash provided by its operations will satisfy its future capital and debt service requirements.

Contractual Commitments

      There have been no material changes to Epic's contractual commitments during the first quarter. Please see Note 7 to the accompanying financial statements for a more information on Epic's debt position, and Epic's Annual Report on Form 10-KSB for December 31, 2007 for a complete discussion of Epic's lease obligations.

      Except for the commitments arising from its operating leases arrangements, Epic has no other off-balance sheet arrangements that are reasonably likely to have a material effect on its financial statements.

ITEM 4T.    CONTROLS AND PROCEDURES

      Rex Doyle, Epic's Chief Executive Officer and Michael Kinney, Epic's Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, Mr. Doyle and Mr. Kinney concluded that there was a material weakness in Epic's internal controls in that procedures were not effective to ensure that information required to be disclosed by Epic in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      Epic added a Chief Financial Officer and Controller during the first quarter of 2008. Epic also commenced the risk assessment, controls documentation, controls analysis and controls testing as required by Section 404 of the Sarbanes-Oxley Act of 2002. In addition, Epic made substantial progress in converting its accounting and production processes to the Microsoft Dynamics AX enterprise system. The foregoing should improve Epic's internal control over financial reporting in the future.

      There were no changes in Epic's internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have affected, or are reasonably likely to materially affect, Epic's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation or administrative proceedings relating to claims arising out of our operations in the normal course of business. We are not aware of any pending or threatened legal proceedings that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 On February 20, 2008, Epic acquired Epic Integrated Solutions, LLC, an unaffiliated entity, for cash of $600,000 and 1,000,000 shares of its restricted common stock. Additional amounts will be paid to the three owners of Epic Integrated Solutions in periodic installments during 2008 and 2009.

 During the three months ended June 30, 2008 Epic issued 92,906 shares of its common stock to an unrelated third party for services rendered.

 Epic relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding Epic. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares bore a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Epic has scheduled a conference call for 10:00 a.m. Eastern Time on Friday, August 15, 2008, to discuss Epic's second quarter 2008 results of operations.

You can attend the conference call via telephone by dialing (303) 262-2137 and asking for the Epic call at least 10 minutes prior to the start time, or by logging on to the website at the address below:

http://www.1epic.com. The webcast can be accessed from Epic's investor relations home page.


ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EPIC ENERGY RESOURCES, Inc
                                          (Company)

August 14, 2008                           /s/ Rex Doyle
                                          --------------------------------------
                                          Chief Executive Officer


August 14, 2008                           /s/ Michael Kinney
                                          --------------------------------------
                                          Chief Financial Officer and
                                          Principal Accounting Officer