Form 10-Q
period 2008-09-30
EPIC ENERGY RESOURCES, INC.
filed 2008-11-12
CIK 1122101

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from _______ to ________.

                         Commission File Number 0-31357

                           EPIC ENERGY RESOURCES, INC.

         Colorado                                    94-3363969
--------------------------                 ----------------------------------
State or other jurisdiction                (I.R.S.) Employer Identification No.
    of incorporation

                       1450 Lake Robbins Drive, Suite 160
                             The Woodlands, TX 77380
                     Address of principal executive offices

                                  (281) 419-3742
                          -----------------------------
                          Registrant's telephone number

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

As of November 4, the Company had 43,375,160 issued and outstanding shares of common stock.

                           EPIC ENERGY RESOURCES INC.


                                Table of Contents


PART I -- FINANCIAL INFORMATION                                            Page

   Item 1. Financial Statements
     Unaudited Consolidated Balance Sheets as of  September 30, 2008 and
     December 31, 2007                                                       2
     Unaudited Consolidated Statements of Operations for the three and
     nine months ended September 30, 2008 and 2007                           3
     Unaudited Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2008 and 2007                                       4
     Notes to Unaudited Consolidated Financial Statements                    5
   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations 13 Item 4T. Controls and Procedures          16
PART II -- OTHER INFORMATION
   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      18
   Item 6. Exhibits                                                         18
Signatures                                                                  19
Certification Pursuant to Section 302                                       20
Certification Pursuant to Section 302                                         21
Certification Pursuant to Section 906                                         22
Certification Pursuant to Section 906                                        23

                            EPIC ENERGY RESOURCES INC
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)
                                                         September    December
                                                            30,          31,
                                                           2008          2007
                                                        (unaudited)   (audited)
                                                        ------------  ---------
    ASSETS
    Current Assets
       Cash and cash equivalents                          $ 3,486       $ 3,483
      Restricted cash                                           -         3,400
      Accounts receivable:
       Billed, net of allowance for doubtful
         accounts of $1,297 and $636, respectively         20,340        11,335
       Unbilled                                             2,212         3,447
       Other                                                    -           640
      Prepaid expenses and other current assets               286           309
                                                         --------     ---------
          Total Current Assets                             26,324        22,614
    Proved oil and gas properties, (full cost method),
       net of accumulated depletion and impairments
       of $5,260 and $5,260, respectively                   5,248         5,248
    Other mineral reserves                                    783           783
    Property and equipment, net                             5,782        10,597
    Asset held for sale                                     4,205             -
    Other assets                                               52           209
    Debt issuance costs, net of accumulated
       amortization of $369 and $29, respectively           1,660         1,690
    Goodwill                                               30,982        32,624
    Other Intangible assets, net                            6,005           985
                                                         --------     ---------
    Total Assets                                          $81,041       $74,750
                                                         --------     ---------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Accounts payable                                    $11,166       $ 4,066
      Bank overdrafts                                           -         3,442
      Accrued liabilities                                   4,404         2,949
      Customer deposits                                     2,846         1,358
      Deferred revenue                                      2,214             -
      Current portion of long term debt                     7,768         3,208
                                                         --------     ---------

          Total Current Liabilities                        28,398        15,023
    Asset retirement obligations                              140           133
    Long-term debt                                         12,973        13,929
                                                         --------     ---------
    Total Liabilities                                      41,511        29,085
                                                         --------     ---------
    Commitments and contingencies
    STOCKHOLDERS' EQUITY
      Common stock, no par value: 100,000,000
        authorized;  43,375,160 and 42,948,921 shares
        issued and outstanding, respectively               41,863        40,699
      Additional paid-in capital                           14,488        13,417
      Accumulated deficit                                 (16,821)       (8,451)
                                                         --------     ---------

    Total Stockholders' Equity                             39,530        45,665
                                                         --------     ---------
    Total Liabilities and Stockholders' Equity            $81,041       $74,750
                                                         --------     ---------

   See accompanying notes to the unaudited consolidated financial statements.

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)
                                   (unaudited)

                                        Three months ended        Nine months ended
                                           September 30,            September 30,
                                       ----------------------   -----------------------
                                         2008        2007         2008         2007
                                       ----------  ----------   ----------  -----------
REVENUES
  Consulting fees                       $10,296     $ 1,571      $31,192     $ 1,666
  Reimbursed expenses                    10,985           -       24,164           -
  Oil and gas revenue                         -           -            -          10
                                       --------    --------     --------    --------
     Total Revenues                      21,281       1,571       55,356       1,676

OPERATING EXPENSES
  General and administrative              1,475         479        6,761       1,328
  Professional and subcontracted
     services                             1,449         504        5,430         504
  Compensation and benefits               5,979         259       19,375         259
  Reimbursed expenses                    10,391           -       22,092           -
  Occupancy, communication and
     other                                  340          75        1,001          75
  Lease operating expenses                  102          80          258         203
  Depreciation, amortization and
depletion                                 1,032           -        1,967           -
  Accretion expense                           2           -            7           9
  Impairment of oil and gas
properties                                    -           -            -       1,339
                                       --------    --------     --------    --------
     Total Operating Expenses            20,770       1,397       56,891       3,717

Income (Loss) from Operations               511         174       (1,535)     (2,041)
OTHER INCOME (EXPENSE)
  Interest and other income (expense)    (2,167)          -       (2,109)          7
  Interest expense                       (1,629)       (217)      (4,715)       (298)
                                       --------    --------     --------    --------
      Total Other Expense, net           (3,796)       (217)      (6,824)       (291)
                                       --------    --------     --------    --------
Loss Before Taxes                        (3,285)        (43)      (8,359)     (2,332)
Income tax expense                           11           -           11           -
                                       --------    --------     --------    --------
Net Loss                                $(3,296)    $   (43)     $(8,370)    $(2,332)
                                       --------    --------     --------    --------
LOSS PER COMMON SHARE -
  Basic and Diluted                     $ (0.08)    $ (0.00)     $ (0.19)    $ (0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - Basic and Diluted      43,041,827  33,901,262   42,993,378  38,946,918


    See accompanying notes to the unaudited consolidated financial statements

                           EPIC ENERGY RESOURCES INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                          2008          2007
                                                      ------------   -----------
    OPERATING ACTIVITIES:
      Net loss                                           $ (8,370)      $(2,332)
      Adjustments to reconcile net loss to net cash
    provided by (used in) operating     activities:
       Depreciation, amortization and depletion             1,967             -
       Loss on sale of property and equipment                 485             -
       Impairment of oil and gas properties                     -         1,339
       Accretion expense                                        7             9
       Amortization of debt discount and debt
    issuance costs                                          2,624             -
       Lease operating expense                                258           203
       Reserve for doubtful accounts                          661             -
       Stock-based compensation expense                       875           276
       Imputed interest on acquisition                          -           115
       Changes in operating assets and liabilities:
        Accounts receivable                                (7,508)           85
        Prepaid expenses and other current assets              28           109
        Other non-current assets                              157          (305)
        Accounts payable                                    7,027          (200)
        Accrued liabilities                                 1,450           367
        Customer deposits                                   1,488             -
        Deferred revenue                                    2,214             -
                                                       ----------     ---------
     Net cash provided by (used in) operating
           activities                                       3,363          (334)
                                                       ----------     ---------
    INVESTING ACTIVITIES:
      Decrease in restricted cash                           2,491             -
      Investment in joint venture                               -           (23)
      Acquisition of property and equipment                (1,352)           (1)
      Acquisition of Carnrite, net of cash received             -            48
      Acquisition of EIS, net of cash received               (232)            -
                                                       ----------     ---------
    Net cash provided by investing activities                 907            24
                                                       ----------     ---------
    FINANCING ACTIVITIES:
      Bank overdrafts                                      (3,442)            -
      Payments on debt                                       (825)         (103)
      Proceeds from debt                                        -             -
      Net proceeds from issuance of common stock                -           524
                                                       ----------     ---------
    Net cash provided by (used in) financing
    activities                                             (4,267)          421
                                                       ----------     ---------
    Net Increase in Cash and Cash Equivalents                   3           111
    Cash and Cash Equivalents, Beginning of period          3,483           590
                                                       ----------     ---------
    Cash and Cash Equivalents, End of period             $  3,486       $   701
                                                       ----------     ---------
    SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for Interest                               $  2,115       $     6
    NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Stock issued  for EIS acquisition                    $  1,050       $     -
    Property and equipment acquired for notes payable    $    488       $     -
    Stock issued  for acquisition of Carnrite            $      -       $ 8,305

    See accompanying notes to the unaudited consolidated financial statements

                            EPIC ENERGY RESOURCES INC
              Notes to Unaudited Consolidated Financial Statements


1. Organization, Operations and Basis of Presentation

      Epic Energy Resources, Inc ("Epic") was incorporated in Colorado in 1989.

      Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic consists of its wholly owned subsidiaries The Carnrite Group, LLC ("Carnrite"), Pearl Investment Company and its wholly owned subsidiaries ("Pearl"), Epic Integrated Solutions, LLC ("EIS") and Epic Exploration & Production, LLC ("EE&P"). Epic Energy Resources, Inc and its subsidiaries (the "Company") is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also formed an operational joint venture with a private investor group to co-invest in infrastructure related projects with Epic's clients. It is expected that the co-investment projects will primarily be projects in which the Company provides engineering, design, construction management and operational services related to pipeline, gathering and compression systems, including oil and gas processing facilities.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

2. Summary of Accounting Policies

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

      Receivables from Clients

      Billed receivables from clients are presented at their billed amount less an allowance for doubtful accounts. Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates, usually within one month. Epic provides an allowance for doubtful accounts on receivables based on historical collection experience and a specific review of each customer's receivable balance. As of September 30, 2008 and December 31, 2007, management determined that an allowance for doubtful accounts of $1,297,143 and $636,500, respectively, was required based on management's assessment of the collectability of these items.

      Property and Equipment

      Property and equipment is stated at cost net of accumulated depreciation. Depreciation and amortization is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 10 years, and the related lease terms for leasehold improvements.

      Goodwill and Other Intangible assets

      Goodwill represents the excess of the cost of an acquired entity over the fair value of the net amount assigned to the assets acquired and the liabilities assumed. The Company will test both acquired goodwill and indefinite-lived intangible assets for impairment on an annual basis or when certain triggering events occur as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. As of September 30, 2008, indefinite-lived intangible asset consists of the trade names of Epic's subsidiaries.

      As of September 30, 2008, amortizable intangible assets consist of employment contracts, backlog, and customer related intangible assets. The employment contracts are being amortized on a straight-line basis over their estimated useful life of 30 months, backlog is being amortized on a straight-line basis over its estimated useful life of 3 years and the customer related intangible assets are being amortized on a straight-line basis over their estimated useful life of 6 years.

      Long-Lived Assets

      The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets. At September 30, 2008, the Company had $4.2 million of assets held for sale related to the Company's airplane.

      Debt Issuance Costs

      Debt issuance costs consist of amounts paid to lenders and third parties in connection with obtaining debt financing. These costs are being amortized and included in interest expense using the effective interest method over the related debt agreements. Deferred financing cost amortization expense for the three months and nine months ended September 30, 2008 was $118,264 and $340,697, respectively.

      Fair Value of Financial Instruments

      In accordance with the reporting requirements of Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. The estimated fair value of cash, accounts receivable and accounts payable approximate their carrying amounts due to the short maturity of these instruments. The carrying value of short and long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

      Revenue Recognition

      Revenue includes fees primarily generated from engineering and consulting services provided. The Company recognizes revenue from these engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable but may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is included in Unbilled accounts receivable in the accompanying Unaudited Consolidated Balance Sheets. Cash collections and invoices generated in excess of revenue recognized are included in deferred revenue in the accompanying Unaudited Consolidated Balance Sheets, until the revenue recognition criteria are met. Client reimbursable expenses, including those relating to materials, travel, other out-of-pocket expenses and any third-party costs, are recorded gross with the exception of certain contractual agreements which provide for an agreed upon percentage mark-up on materials purchased on behalf of clients. These revenues are included in Reimbursed expense revenue in accordance with EITF 99-16; and the costs are included in operating expenses as Reimbursed expenses in the accompanying Unaudited Consolidated Statements of Operations.

      Earnings per Share

      Earnings per share data for all periods presented have been computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share, that requires a presentation of basic earnings per share (basic
      EPS) and diluted earnings per share (diluted EPS). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. As of September 30, 2008, the Company had outstanding stock options covering an aggregate of 2,019,000 shares of common stock and outstanding warrants covering an aggregate of 23,648,631 shares of common stock. Both the outstanding options and warrants were excluded from the Company's diluted EPS due to their anti-dilutive effect.

      Reclassification

      Certain amounts from prior quarters were reclassified to conform with the current quarter's financial statement presentation.

      Recent Accounting Pronouncements

      In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("FAS 141R"). FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed by any noncontrolling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for business combinations for which the acquisition date is on or after fiscal years beginning on or after December 15, 2008.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). FAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. The Company has not yet determined the effects of adopting FAS 160 will have on the consolidated financial statements.

      In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. Management believes that the adoption of this standard will not have a material effect on the Company's financial position, results of operations, or cash flows.

      On January 1, 2008, the Company partially adopted SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, FAS 157 does not require any new fair value measurements. However, for some entities, the application of FAS 157 will change current practice. FASB Staff Positions SFAS 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized of disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial adoption of FAS 157 had no impact on the Company's financial position results of operations, or cash flows.

      3.    Business Combinations

      On August 13, 2007, Epic acquired Carnrite for 4,850,844 shares of its restricted common stock. Of these 4,850,844 shares, 1,673,034 shares were awarded to key employees of Carnrite and will be required to be returned to the Company if the employees voluntarily terminate their employment prior to March 28, 2009. In accordance with EITF No. 95-8 "Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination" ("EITF 95-8"), the contingent consideration is considered additional purchase price consideration.

      During the nine months ended September 30, 2008, the Company finalized the purchase price allocation associated with the acquisition of Carnrite. The value of the common stock at the acquisition date was $16,007,785 or $3.30 per share (Epic's stock price on the acquisition date). In addition Epic issued 63,556 shares of restricted common stock valued at $209,735, as a transaction fee to an individual that assisted with the acquisition. The accompanying Unaudited Consolidated Statements of Operations includes the operations of Carnrite for the period from July 1, 2007 through September 30, 2007. As the actual purchase date for Carnrite was August 13, 2007, imputed interest of $115,000 was recorded as of September 30, 2007.

      The finalized aggregate purchase price of Carnrite was $16,217,520 and consisted of 4,914,400 shares of restricted common stock valued at $3.30 per share. The following table presents the finalized allocation of the purchase price to the assets acquired and the liabilities assumed, based on fair values (in thousands):

          Cash                                     $    48
          Receivables from customers                 1,208
          Property and equipment                        26
          Other assets                                   5
          Trade name                                 1,439
          Employment contracts                       1,147
          Backlog                                    2,524
          Customer contracts and relationships         461
          Goodwill                                  10,033
                                                 ---------
              Total assets acquired                 16,891
          Accounts payable                             311
          Line of credit                               362
                                                 ---------
              Total liabilities assumed                673
                                                 ---------
              Net assets acquired                  $16,218
                                                 =========

      On December 5, 2007, Epic acquired Pearl for 1,786,240 shares of its common stock and cash of $19,020,000. The effective date of the Pearl acquisition was December 1, 2007. During the nine months ended additional acquisition costs were incurred for the Pearl acquisition related to tax distributions.

      On February 20, 2008, Epic acquired EIS, for 1,000,000 shares of its restricted common stock and cash of $600,000. The effective date of the acquisition was January 1, 2008. In addition, a note payable for $1,400,000 was issued, which will be paid to the prior owners of EIS in periodic installments during 2008 and 2009. The Unaudited Consolidated Statement of Operations includes the operations of EIS for the period from January 1, 2008 through September 30, 2008.

      The aggregate purchase price of EIS was $3,317,000 and consisted of 1,000,000 shares of restricted common stock valued at $1.05 per share, the closing price on the day of acquisition, a note in the amount of $1,400,000 to be paid in 18 months, $600,000 of cash and acquisition costs of $267,000. The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values (in thousands):

            Cash                                   $  635
            Receivables from clients                  233
            Property and equipment                    117
            Other assets                                5
            Goodwill and intangible assets          2,405
                                                   ------
               Total assets acquired                3,395
                                                   ------
            Accounts payable                           73
            Accrued liabilities                         5
                                                   ------
               Total liabilities assumed               78
                                                   ------
                  Net assets acquired              $3,317
                                                   ======

      Summarized below are the unaudited pro forma statements of operations of the Company for the three and nine months ended September 30, 2007 had the acquisitions of Carnrite, Pearl and Epic Integrated taken place as of January 1, 2007, expressed in thousands except for share amounts:

                                          Three months       Nine months
                                             ended              ended
                                         September 30,      September 30,
                                              2007              2007
                                        --------------      --------------
           Revenues                         $ 16,840            $43,789
           Operating
           expenses                           15,730             41,611
           Other income
           (expense)                             401               (473)
                                           ---------           --------
                   Net income               $  1,511           $  1,705
                                           =========           ========
                   Net income per share     $   0.04           $   0.04

      The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.

      The acquisitions and related transactions were treated as purchase business combinations for accounting purposes, and Carnrite's, Pearl's and EIS's assets acquired and liabilities assumed were recorded at their fair values. The allocations of the purchase price to Pearl's and EIS's assets and liabilities are only preliminary allocations based on estimates of fair value and will change when the actual fair values are determined. Among the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, criteria have been established for determining whether intangible assets should be recognized separately from goodwill. As of September 30, 2008, the Company has not made that determination related to the Pearl and EIS acquisitions. The Company is currently in the process of assessing the intangible assets to be recognized separately from goodwill related to the Pearl and EIS acquisitions.

      4.    Goodwill and Other Intangible Assets

      The Company's intangible assets consist of the following at September 30, 2008 (in thousands):

                                   Carrying   Accumulated   Net book
                                    amount    amortization   value
                                  ----------------------------------
            Backlog                $ 2,524     $(303)       $2,221
            Employment contracts     1,147      (181)          966
            Customer
            relationships              461       (23)          438
            Patent                     990       (49)          941
            Trade name               1,439         -         1,439
                                  --------     ------       ------
                  Total            $ 6,561     $(556)       $6,005
                                  ========     ======       ======

      Amortization expense related to the above intangible assets for the three months and nine months ended September 30, 2008 was $521,310 and $550,722, respectively. The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

                    2008 (three months            $   521
                    remaining)
                    2009                            2,085
                    2010                              917
                    2011                              149
                    2012                              149
                                                ---------
                    Total                         $ 3,821
                                                =========


      Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in thousands):

         Balance, January 1, 2008                       $32,624
            EIS acquisition                               2,405
            Pearl additional acquisition costs            1,523
            Carnrite purchase price allocation
         adjustments                                     (5,570)
                                                      ---------
         Balance, September 30, 2008                    $30,982
                                                      =========

      5.    Other Mineral Reserves

      The Company's proved oil and gas properties in Kansas contain Helium reserves estimated at between 1% and 2% of the proved gas reserves of the property. Installation of Nitrogen Rejection Units ("NRU") to remove Nitrogen and harvest the Helium from the field has been complete. The field began continual production of pipeline quality gas on September 10, 2008. The average daily net production for the period from September 10 through September 30 averaged 359 MCF per day or total net production of 7,536 MCF. Since restarting production the Company is currently considering divestment options for this asset.

      6.    Oil and Gas Properties

      In December 2006, the Company acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 Mcf of gas. The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The Company based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million.

      The Company owns a 50% working interest (approximate 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage were one producing gas well and six shut-in gas wells. The three initial test wells were worked over and have been found to be uneconomical. Epic will decline participation in future wells associated within the 6,000 acres in Kay County, Oklahoma.

      For the nine months ended September 30, 2008 and 2007, the Company recorded $0 and $1,338,527 of ceiling test impairments related to these properties. The Company recorded no depletion expense on these properties for the three and nine months ended September 30, 2008 and 2007, due to limited production attributable to a shut in gas plant (see Note 5 above).

      7.    Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                  September      December
                                                  30, 2008       31, 2007
                                                 ----------     ----------

          Airplane                                 $     -       $ 4,633
          Vehicles                                   2,729         2,222
          Computer equipment                         2,617           859
          Leasehold improvements                       321           316
          Office furniture and equipment               820           577
          Construction in progress                     378         2,102
                                                 ---------       -------
                                                     6,865        10,709
          Less: Accumulated depreciation and
          amortization                              (1,083)         (112)
                                                 ---------       -------
             Total property and equipment, net     $ 5,782       $10,597
                                                 =========       =======

      Depreciation expense for the three months and nine months ended September 30, 2008 was $510,912 and $1,415,788, respectively.

      During the three months ended September 30, 2008, management of the Company decided to sell the airplane. The airplane was used by the Company through September 2008. At September 30, 2008, the net book value of the airplane is included in Assets held for sale in the accompanying Unaudited Consolidated Balance Sheets.

      8.    Long-Term Debt

      The Company has a $2,500,000 note payable secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000. Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. The property had limited production during nine months ended September 30, 2008 and 2007, therefore, under these terms, the Company incurred $257,731 and $202,783, respectively, in lease operating expenses related to the Rush County property. According to the terms of the loan $257,731 has been added to the principal balance of the note for the nine months ended September 30, 2008, due to expenses being greater than revenues generated by the wells. At September 30, 2008, the principal balance of the loan was $3,118,393.

      In December 2007, the Company issued $20,250,000 of 10% Secured
      Debentures ("The debentures"). The debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October
      1. The debentures are secured by liens on all of the Company's assets. Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625. Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law. Prepayment is not allowed without prior written consent of the holders. The purchasers of the debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company's common stock at $1.65 per share. Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants associated had a fair value of $13,085,380 as of the date of the transaction. The fair value of the warrants was recorded as additional paid in capital with a corresponding amount recorded as a debt discount. The debt discount is being amortized to interest expense over the life of the debentures, which matures on December 1, 2012. For the three and nine months ending September 30, 2008 $874,451 and $2,283,022, respectively, of debt discount was amortized to interest expense.

      In connection with the acquisition of EIS, the Company issued a $1,400,000 note payable which will be paid to the prior owners of EIS in periodic installments during 2008 and 2009. At September 30, 2008, $1,150,000 of this note is included in the current portion of long term debt on the accompanying Unaudited Consolidated Balance Sheets.

      Debt consists of the following (in thousands):

                                                 September     December 31,
                                                  30, 2008         2007
                                                ----------     -----------

          10% secured debentures                  $ 20,250       $ 20,250
          Debt discount                            (10,596)       (12,879)
                                                ----------       --------
          10% secured debentures, net                9,654          7,371
                                                ----------       --------
          Note payable secured by assets             9,687          9,766
          acquired
          Note payable - EIS acquisition             1,400              -
                                                ----------       --------
             Total debt                             20,741         17,137
          Less: current maturities                   7,768          3,208
                                                ----------       --------
             Total long-term debt                 $ 12,973       $ 13,929
                                                ==========       ========

      9.    Stockholders' Equity

      On February 20, 2008, the Company acquired EIS for cash and 1,000,000 shares of its restricted common stock. The 1,000,000 shares will vest annually over a three year period. As of September 30, 2008, 333,333 of these shares have been distributed to the prior owner's of EIS. All or a portion of the unvested shares issued to each officer will be forfeited and returned to the Company if the officer voluntarily terminates his or her employment prior to February 20, 2011.

      During the nine months ending September 30, 2008, the Company issued 92,906 shares of common stock for services. The stock was valued at the price on the date of issuance which was approximately $68,000. The stock value is included in compensation expense for the nine months ended September 30, 2008 in the accompanying Unaudited Consolidated Statement of Operations. The shares were included in the calculation of weighted average shares outstanding for the nine months ended September 30, 2008.

      During the first quarter of 2008, the Board of Directors updated their compensation plan for the calendar year 2008. The plan defines compensation for non-employee directors to include an annual cash retainer of $21,000 payable quarterly and a grant of 25,000 stock options with an exercise price equal to the closing price of the Company's common stock on that date. On January 17, 2008, the Company granted 25,000 stock options to each member of the Board of Directors (100,000 total options) with an exercise price equal to the closing price of the Company's common stock on that date. These options vested immediately and have an expiration date of January 17, 2018. For the nine months ended September 30, 2008, approximately $162,000 was expensed related to these options.

      On February 11, 2008, 200,000 stock options were granted to the Company's Chief Financial Officer with an exercise price of $1.03 per share and an expiration date of February 11, 2018. The options vest over a three-year period from date of grant. Compensation expense related to these options of approximately $11,000 and $28,000, respectively was recorded for the three and the nine months ended September 30, 2008. Unrecognized compensation expense amounting to $104,000 will be recognized over the remaining service term.

      During the nine months ending September 30, 2008, 110,500 stock options were granted to other key employees of the Company. These options had exercise prices ranging from $0.69 to $3.00 per share and all have an expiration date of six years from the day they were granted. These options vest over a three year period from date of grant. For the three and the nine months ended September 30, 2008, approximately $2,200 and $2,700, respectively, of compensation expense was recorded related to these options. Unrecognized compensation expense amounting to $35,000 will be recognized over the remaining service term.

      The fair value of the options above was estimated on the date of grant using the Black-Scholes pricing model. The Company used the following assumptions in determining fair values of the above options:

                Dividend yield                              0.0%
                Expected volatility               58.5% to 81.5%
                Risk free interest rate           2.88% to 3.55%
                Expected life                       5 to 6 years


      10.   Commitments and Contingencies

      Litigation

      From time to time, the Company may be involved in litigation or administrative proceedings relating to claims arising out of our operations in the normal course of business. The Company is not aware of any pending of threatened legal proceedings that, if determined in a manner adverse, could have a material adverse effect on the Company's business and operations.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The discussion in this section contains forward-looking statements.
      These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause our actual results to differ from those projected in any forward-looking statements we make This discussion should be read with our financial statements and related notes included elsewhere in this report.

      Overview

      Epic Energy Resources, Inc. ("Epic") was incorporated in 1989. Following its formation, Epic was relatively inactive until April 2006 when its management changed and it became involved in the oil and gas industry. Epic acquired certain producing oil and gas properties in December 2006 which were shut-in between January 2007 and August 2008. Epic acquired The Carnrite Group ("Carnrite") in August 2007 and Pearl Investment Company ("Pearl") in December 2007. Epic's revenues from Carnrite and Pearl are principally derived from consulting and engineering services to the oil, gas and energy industry. Carnrite's management consulting services provide content rich advice to keep companies engaged in the oil and gas sector competitive in the global market. Pearl provides engineering and consulting services focused on the design, build, operations, maintenance, and development of upstream oil and gas assets including associated gathering, compression and processing facilities.. In February 2008, Epic acquired Epic Integrated Services LLC ("EIS"), a provider of personnel training, documentation and data management to the oil, gas and energy industry. With respect to this discussion, the terms "the Company", "we," "us," and "our" refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

      Significant Developments

      During 2007, Epic acquired two significant companies (Carnrite and Pearl) that have increased our annualized consulting revenues substantially. These companies generated pro forma annual revenues for 2007 of approximately $59.3 million. In early 2008, Epic acquired EIS which generated 2007 revenues of approximately $2.9 million. As a result, our operations are principally related to consulting and engineering services to the energy industry. We plan to strategically co-invest with our clients or take up to 100% working interest in surface infrastructure projects where we are contracted to design, build and operate gathering, compression and/or processing facilities.

      During 2007, Epic raised over $28.9 million in debt and equity capital to fund our acquisitions and operations. In addition, we issued over 4.7 million shares of our common stock in conjunction with these acquisitions.

      Critical Accounting Policies

      This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed unaudited consolidated financial statements are prepared using the same critical accounting policies discussed in our 2007 Annual Report on Form 10-KSB.

      Results of Operations

      Epic had minimal operations until the acquisition of Carnrite in August 2007 and Pearl in December 2007. Epic's historical operating results and period to period comparisons are not significant until 2007. All increases in the Company's revenues and expenses between 2008 and 2007 are associated with the acquisitions of Carnrite, Pearl and EIS. The results of operations for the nine months ended September 30, 2008 include the historical results of EIS from January 1, 2008.

      Expenses which are directly related to oil and gas production are charged to lease operating expenses. All other expenses (except depletion, accretion and impairment), whether they relate to consulting services or oil and gas exploration/development, are recorded as general and administrative expenses.

      The Company grew significantly in 2007 through the acquisitions of Carnrite and Pearl. In February 2008, Epic acquired EIS and we expect to continue an aggressive acquisition plan in the foreseeable future. We plan to strategically continue our growth in geographic regions where our engineering expertise is our strength, such regions including the Rocky Mountains, Texas, Oklahoma and Kansas. As we build our infrastructure, we expect to expand our service region throughout the United States and into foreign countries that are seeking our expertise.

      As of September 30, 2008, Epic's potential backlog for consulting services to be performed in the future was approximately $28.3 million. This compares with a combined backlog of approximately $45.8 million as of June 30, 2008. Our backlog does not include anticipated contracts for 2009 since our clients are currently preparing their 2009 budgets. This backlog amount could change by macro economic market activity and customer demand changes.

      Three Months ended September 30, 2008 compared with Three Months ended September 30,2007

      Revenues were approximately $21.3 million for the quarter ended September 30, 2008 compared to approximately $1.6 million for the quarter ended September 30, 2007. The increase of $19.7 million was primarily the result of the acquisitions of Pearl and EIS.

      Operating Expenses were approximately $20.8 million for the quarter ended September 30, 2008 compared to approximately $1.4 million for the quarter ended September 30, 2007 resulting in an increase of approximately of $19.4 million. This increase was primarily the result of the acquisitions of Pearl and EIS.

      Income from Operations was approximately $0.5 million for the quarter ended September 30, 2008 compared to $0.2 million for the quarter ended September 30, 2007.

      Other Expense, net was approximately $3.8 million for the quarter ended September 30, 2008 compared to approximately $0.2 million for the quarter ended September 30, 2007. The increase of $3.6 million was primarily due to an accrual for liquidating damages of $2.2 million and $1.6 million interest expense and debt discount amortization associated with the acquisition of Pearl.

      Net Loss was $3.3 million or $0.08 per share for the quarter ended September 30, 2008 compared to $43,333 or $0.00 per share for the quarter ended September 30, 2007 resulting in an increased loss of $3.3 million. The primary reasons for the net loss for the three months ended September 30, 2008 was the accrual for liquidating damages of $2.2 million and $1.6 million of interest expense recognized during that period.

      Nine Months ended September 30, 2008 compared with Nine Months ended September 30, 2007

      Revenues were approximately $55.4 million for the nine months ended September 30, 2008 compared to approximately $1.7 million for the nine months ended September 30, 2007. The increase of $53.7 million was primarily the result of the acquisitions of Carnrite, Pearl and EIS.

      Operating Expenses were approximately $56.9 million for the nine months ended September 30, 2008 compared to approximately $3.7 million for the nine months ended September 30, 2007. This increase of $53.2 million was primarily the result of the acquisitions of Carnrite, Pearl and EIS.

      Loss from Operations was approximately $1.5 million for the nine months ended September 30, 2008 compared to a loss from operations of approximately $2.0 million for the nine months ended September 30, 2007. The decrease in the loss from operation of $0.5 million was related to the impairment of oil and gas properties of $1.3 million recorded in the nine months ended September 30, 2007.

      Other Expense, net was approximately $6.8 million for the nine months ended September 30, 2008 compared to approximately $0.3 million for the nine months ended September 30, 2007. The increase of $6.5 million was primarily due to an accrual for liquidating damages of $2.2 million and $4.7 million of interest expense and debt discount amortization associated with the acquisition of Pearl.

      Net Loss was $8.4 million or $0.19 per share for the nine months ended September 30, 2008 compared to $2.3 million or $0.06 per share for the nine months ended September 30, 2007 resulting in an increased loss of $6.1 million. The primary reasons for the net loss for the nine months ended September 30, 2008 was the accrual for liquidating damages of $2.2 million $4.7 million of interest expense recognized for that period.

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

      On December 5, 2007 Epic issued $20,250,000 of secured debentures to another group of private investors. The notes bear interest of 10% per year. The notes are due and payable on December 5, 2012 and are secured by liens on all of the Company's assets. The purchasers of the notes also received Series D warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012. Interest on the debentures is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1, 2008 Epic is required to make quarterly payments of $1,265,625 toward the principal of the debentures in cash or in kind.

      On February 20, 2008, with an effective date of January 1, 2008, Epic acquired Epic Integrated Solutions, LLC ("EIS"), an unaffiliated entity, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $600,000 and issued a note payable for $1,400,000 which will be paid to the prior owners of EIS in periodic installments during 2008 and

      2009. The 1,000,000 shares will vest annually over a three year period. As of September 30, 2008, 333,333 of these shares have been distributed to the previous owner's of EIS. Also, additional acquisition costs of approximately $267,000 were incurred in the second quarter of 2008.

      Operating activities provided cash of $3.4 million for the nine months ended September 30, 2008 compared to approximately $0.3 million of cash used in operations for the nine months ended September 30, 2007. We had a net loss of $8.4 million for the nine months ended September 30, 2008 which was offset by changes in assets and liabilities of approximately $4.9 million. In addition during the nine months ended September 30, 2008, we had approximately $2.6 million of amortization of debt discount and debt issuance costs, $2.0 million of depreciation, amortization and depletion, $0.9 million of non-cash stock based compensation expense, and $661,000 expense for bad debts. For the nine months ended September 30, 2007, we had a net loss of $2.3 million which was offset by $1.3 million in impairment of oil and gas properties, changes in assets and liabilities of approximately $56,000 and other non-cash items of approximately $0.6 million.

      For the nine months ended September 30, 2008, we had investing activities that provided cash of $0.9 million primarily as a result of the decrease in restricted cash of $2.5 million offset by acquisition of property and equipment of $1.4 million. For the nine months ended September 30, 2007, we had investing activities that provided cash of approximately $24,000 primarily due to $48,000 net cash received in the Carnrite acquisition off set by $23,000 used for investment in a joint venture.

      For the nine months ended September 30, 2008, we used $4.3 million of cash flows for financing activities related to a decrease in bank overdrafts of $3.4 million and debt payments of $0.8 million. For the nine months ended September 30, 2007, we had cash provided by financing activities of approximately $0.4 million primarily due to proceeds of $0.5 million from the issuance of common stock.

      As of September 30, 2008, we had working capital deficit of $2.0 million compared with working capital of $7.6 million at December 31, 2007.

      At September 30, 2008, average collection of accounts receivable was approximately 86 days. Excluding one customer the average collection of accounts receivable was approximately 69 days. The Company is closely monitoring this customer who primarily operates in the Power River Basin, as they are having liquidity issues. The Company is communicating with this customer on a weekly basis to ensure our receivables are protected.

      As a result of the acquisition of Carnrite, Pearl and EIS, Epic believes that cash provided by its operations will satisfy its future capital and debt service requirements.

      Contractual Commitments

      There have been no material changes to Epic's contractual commitments during the third quarter of 2008. Please see Note 8 and the Company's Annual Report on Form 10-KSB for December 31, 2007 for a complete discussion of the Company's lease obligations.

      Except for the commitments arising from our operating leases arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

      Safety

      Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on Recordable Incidence Rate ("RIR") as defined by OSHA. For the nine month period ending September 30, 2008, we continued to increase the number of training hours and worked judiciously to reduce the RIR's.

      ITEM 4T. CONTROLS AND PROCEDURES

      Rex Doyle, Epic's Chief Executive Officer and Michael Kinney, Epic's Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Mesrs. Doyle and Kinney have concluded that the Company's internal control over financial reporting was effective as of September 30, 2008.

      At December 31, 2007, the Company concluded that there was a material weakness in their internal controls. The Company determined that disclosure controls and procedures were not effective to ensure that information required to be disclosed by Epic in the reports that files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      During the period ended September 30, 2008, there were significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act), which improved our internal control over financial reporting. The Company added a Chief Financial Officer and Controller during the first quarter of 2008. We have also performed the risk assessment, controls documentation, controls analysis and controls testing as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing indicated that our financial reporting controls are effective. In addition, we have completed converting our accounting and production processes to the Microsoft Dynamics AX enterprise system.


                           PART II - OTHER INFORMATION

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


November 7, 2008.                               EPIC ENERGY RESOURCES, INC.
                                                (Company)

                                                /s/ Rex Doyle
                                                ----------------------------
                                                Rex Doyle
                                                Chief Executive Officer


                                                /s/ Michael Kinney
                                                ----------------------------
                                                Michael Kinney
                                                Chief  Financial Officer and
                                                   Principal Accounting Officer