Form 10-K
period 2008-12-31
EPIC ENERGY RESOURCES, INC.
filed 2009-03-27
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR
☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 0-31357

EPIC ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Colorado	94-3363969
(State of incorporation)	(IRS Employer
Identification No.)
1450 Lake Robbins, Suite 160
The Woodlands, Texas	77380
(Address of Principal Executive Office)	Zip Code

Registrant's telephone number, including Area Code: (281)-419-3742 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure  of  delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act):
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates* of the Company as of June 30, 2008 was approximately $13,532,267.

As of March 14, 2009 the Company had 44,105,481 outstanding shares of common stock.

* Without asserting that any of the issuer’s directors or executive officers, or the entities that own shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

Through its subsidiaries, the Carnrite Group, LLC (the “Carnrite Group”), Pearl Investment Company (“Pearl”) and Epic Integrated Solutions, LLC (“EIS”), Epic provides the following consulting services to the oil, gas and energy industry:

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

Unless otherwise indicated, all references to Epic include the operations of the Carnrite Group, Pearl and EIS, subsequent to the dates that Epic acquired these companies.

Epic also plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas. Epic may also acquire other producing oil and gas properties which have the potential to support additional oil and gas wells.  Although Epic previously has owned, drilled and produced oil and gas properties, as of March 20, 2009, it does not own any operating interests but Epic does retain certain royalty interests.

Engineering and Consulting Services

Through the late 1950's, the early oil and gas companies such as Standard Oil, Texaco and Mobil were fully vertically integrated enterprises with business units that included oil and gas drilling, pipeline transportation, refining, gas stations and motor oils. The consensus was that companies needed to own the entire chain to control the product and maximize profits.

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

To fulfill its strategy relative to oil and gas consulting services, in August 2007 Epic acquired the Carnrite Group for 3,177,810 shares of common stock. In connection with this acquisition, 1,673,034 additional shares of common stock were issued to key officers of the Carnrite Group as retention shares that vest during the period ending March 28, 2009. All or part of these shares will be returned to Epic if one or more officers of the Carnrite Group voluntarily terminate their employment prior to March 28, 2009. The Carnrite Group currently employs five professionals in its offices in Houston, Texas and is presently providing services to clients in the United States, Argentina, Kazakhstan, Nigeria and Russia. In December 2007 Epic acquired Pearl for 1,786,240 shares of its common stock and cash of $19,928,000. 3,313,760 shares of our common stock were issued to key employees and officers of Pearl subject to certain vesting requirements. Epic currently employs approximately 189 full-time and three part-time employees. Pearl currently employs approximately 165 full-time professionals and two part-time employees working from six offices and serves clients in the greater Rocky Mountain Region and the Middle East. Carnrite employs seven full-time employees serving clients world-wide; and EIS employs three full-time employees serving clients in the United States and Asia.

The Carnrite Group and Pearl provide engineering, construction management, operations, maintenance, field, and project management services to the oil, gas and energy industry.

In 2008, Epic acquired EIS, which was not affiliated with Epic prior to the transaction, for cash and shares of its restricted common stock. At closing, Epic paid $867,000 and issued 1,000,000 shares of its common stock to the three former owners of EIS. An additional $1,400,000 will be paid to the three former owners in periodic installments from 2009 through 2011. The 1,000,000 shares were issued to EIS's former owners, each of whom is also an officer of EIS. The shares issued to each owner will vest over a three-year period. All or a portion of the shares issued to each officer will be forfeited and returned to Epic if the officer voluntarily terminates his or her employment prior to February 20, 2011. EIS provides the oil and gas industry with specialized training, operations documentation and data management services for the start-up and operation of complex energy production facilities.

Backlog represents the revenue Epic expects to realize in the future from performing consulting work under multi-period contracts. Epic generally includes total expected revenue in the backlog when a contract is awarded and the scope of the services is determined. Backlog is not defined by generally accepted accounting principles and Epic's process for determining backlog may not be comparable to the methodology used by other companies in determining backlog. Backlog may not be indicative of future operating results. Not all of Epic's consulting revenue is recorded in backlog for a variety of reasons, including the fact that some projects begin and end within a short-term period. Many contracts do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial immediate effect on backlog.

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

As of February 24, 2009, Epic's backlog for consulting services to be provided in the future was approximately $43.5 million. This compares to a combined backlog of approximately $23.9 million as of February 20, 2008.

During the year ended December 31, 2008 six customers accounted for 82% of Pearl’s total revenues two customers accounted for 74% of Carnrite’s total revenues, and one customer accounted for 80% of EIS’s total revenues.  During the year ended December 31, 2007 two customers accounted for 82% of the total revenues of Pearl and three customers accounted for 79% of Carnrite’s total revenues.

As of December 31, 2008, Epic and its subsidiaries, the Carnrite Group, Pearl and EIS, had approximately 189 full-time employees and three part-time employees.

Oil and Gas Exploration and Development

General
In the future, Epic plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects which in the opinion of management are favorable for the production of oil or gas. If, through its review, a geographical area indicates geological and economic potential, Epic will attempt to acquire leases or other interests in the area and assemble a prospect. Epic may then attempt to sell a portion of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.  Epic may also acquire producing oil and gas properties which have the potential to support additional oil and gas wells.

Although Epic previously has owned, drilled and produced oil and gas properties, as of March 20, 2009, it does not own any operating interests but Epic does retain certain royalty interests.  Epic has executed an agreement with its current partner in the field, in which the partner will assume all debt associated with the field along with operating expenses and any contingent liabilities in exchange for Epic’s interest in the field, subject to Epic’s retention of an overriding royalty interest covering the properties.  In addition, a third party has signed a farm out agreement in which Epic will receive a 3.75% net profits interest, up to a maximum of $500,000, in production from new wells drilled in the field.

Joint Venture

In July 2007, Epic formed a joint venture, Argos Asset Management, LLC (formerly known as Epic Exploration and Production LLC “Argos”), to acquire energy assets and oil and gas properties. Epic will manage the operations of the joint venture. Argos is responsible for providing capital required to acquire the assets on a project-by-project basis.  Epic will receive 20% of the net income from any asset or oil and gas property acquired by the joint venture until Argos receives 100% of the equity contributed by Argos to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and Argos. As of March 20, 2009, the joint venture was not considering any immediate acquisitions of working interests.

Epic did not participate in the drilling of any wells in 2008 or 2007.

Competition

Engineering and Consulting Services

The energy consulting industry is highly competitive. Competitors include large, multinational corporations such as SAIC, Accenture, Jacobs Engineering, KBR and Baker Energy as well as many medium sized and small consulting firms. Because the energy consulting industry is large and crosses numerous geographic lines, a meaningful estimate of the total number of Epic's competitors is not possible. Competitive factors include:

o	price;
o	service quality (including the ability to deliver services quickly); and
o	technical proficiency.

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

Government Regulation

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

Corporate History

Epic was incorporated in Colorado on June 6, 1989 under the name San Juan Financial. Following its formation Epic was relatively inactive until April 2006, when its management changed and it became involved in oil and gas exploration and development.

In March 2005, Epic effected a 1-for-20 forward split of Epic's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split. In March 2006, Epic also approved amendments to its Articles of Incorporation which changed the corporate name to Epic Capital Group, Inc., and changed Epic's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On December 1, 2006 Epic changed its corporate name to “Epic Energy Resources, Inc.”

In December 2007 Epic sold to private investors (i) 5,429,335 shares of its common stock for gross proceeds of $8,144,003, or $1.50 per share, plus  warrants  which  entitle  the  holders  to purchase up to 5,429,335 shares of Epic's common stock and (ii) 10% Secured Debentures (defined below) in the  principal  amount of  $20,250,000  plus  warrants  which entitle  the holders to  purchase  up to  15,954,545  shares of Epic's common stock.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Investing in our securities involves risk.  In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this annual report. Each of these risk factors could materially adversely affect our business, operating results or financial condition, as well as adversely affect the value of an investment in our common or preferred stock.  In addition, the ‘‘Forward-Looking Statements’’ located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Energy Consulting Services

Epic’s limited operating history may make it difficult for investors to access Epic’s future operating results.

 Epic was incorporated in 1989 but was inactive until April 2006 when it began operations in the energy consulting and oil and gas industries. Due to Epic's limited operating history, an investor's assessment of Epic's future performance may prove to be inaccurate. During the years ended December 31, 2008 and 2007, Epic had losses of approximately $(26,572,000) and $(4,383,000) respectively. As of December 31, 2008, Epic had an accumulated deficit of approximately $(35,023,000).

A decline in the price of, or demand for, oil or gas could reduce Epic’s revenues.

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

The loss of key management and technical personnel could harm Epic’s business.

Epic depends greatly on the efforts of its executive officers and other key employees. The loss or unavailability of any of Epic's executive officers or other key employees could have a material adverse effect on its business. Many of the services that Epic provides are complex and highly engineered. Epic believes that its success will depend upon its ability to employ and retain skilled technical personnel. The demand for skilled workers is high, the supply is limited and Epic's inability to recruit and retain the workers it needs will hurt its business.

Competition for customers and personnel in the energy consulting business may reduce Epic’s revenues.

The energy consulting industry is highly competitive, with limited barriers to entry. Large full-service and specialized companies, as well as small local operations, compete with Epic. Competition in some markets is intense, particularly with regard to recruiting personnel, and these competitive forces may limit Epic's ability to raise prices to its customers.

The loss of one or more significant customers could result in a substantial decline in Epic’s consolidated revenues.

During the years ended December 31, 2008 and 2007, a small number of customers accounted for a significant amount of the total revenues of Pearl Investment Company, The Carnrite Group and Epic Integrated Solutions. The loss of any significant customers of any of Epic's subsidiaries could have a material adverse impact on the consolidated operating results of Epic.

Epic has significant working capital requirements.

Epic needs significant working capital in order to operate its business. Epic must maintain cash reserves to pay its employees and consultants prior to receiving payment from customers. These working capital requirements may increase in future periods. If Epic's cash balances cannot satisfy its working capital requirements, Epic could be required to explore alternative sources of financing to satisfy its needs, including the sale of equity or debt securities which would result in dilution to existing shareholders.

If our expansion efforts are not successful, our operations will be adversely affected.

Within the last two years, Epic acquired three energy consulting firms and, although it has no present plans to do so, may continue to pursue new acquisitions in the future. However, unsuccessful acquisitions may result in significant additional expenses that would not otherwise be incurred. Epic may not be able to integrate the operations of these three consulting firms without unanticipated costs and difficulties and retain its customers and key employees. In addition, Epic may not realize the revenues that it expected from these acquisitions.

Epic may suffer losses from its fixed price contracts.

Some of Epic's consulting agreements are either on a cost-reimbursable basis or on a fixed-price basis. The failure to estimate accurately the resources and time required for a fixed-price project or the failure to complete contractual obligations within the time frame and costs committed could have a material adverse effect on Epic's business. In connection with projects covered by fixed-price contracts, Epic bears the risk of cost over-runs, inflation, labor availability and productivity, and supplier and subcontractor pricing and performance.

Third parties we may use may not provide services in an adequate or timely manner.

Epic may sometimes use third-party subcontractors and equipment manufacturers to assist Epic with a project. To the extent Epic cannot engage subcontractors or acquire equipment or materials, its ability to complete a project in a timely fashion or at a profit may be impaired. If the amount Epic is required to pay for goods and services exceeds the amount Epic estimated in bidding for fixed-price work, Epic could experience losses. Any delay or failure by subcontractors to complete their portion of a project, may cause Epic to incur additional costs, including compensating the customer for delays. In addition, if a subcontractor or a manufacturer is unable to deliver services, equipment, or materials according to agreed upon terms for any reason, Epic may be required to purchase the services, equipment, or materials from another source at a higher price. This may reduce Epic's profit or result in a loss on a project.

Doing business in foreign countries subjects Epic to economic and political conditions which differ from those in the United States and which could result in losses.

A portion of Epic's consulting revenue is derived from operations outside of the United States, which exposes Epic to risks inherent in doing business in each of the countries in which it transacts business. The occurrence of any of the risks described below could have a material adverse effect on Epic's operations.

•	political and economic instability;
•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•	currency fluctuations, devaluations, and conversion restrictions;
•	confiscatory taxation or other adverse tax policies;
•	government activities that limit or disrupt markets, restrict payments or result in the deprivation of contract rights.

Epic could face substantial liability due to claims from customers or third parties.

Through its subsidiaries, Epic provides advice to oil, gas and energy companies in a variety of areas, including well drilling and completion, project design and construction management. The services provided by Epic expose it to potential professional liability, general and third-party liability, warranty, and other claims which may be in excess of its insurance limits.

Epic’s intellectual property may become obsolete and may not be protected from competitors.

Epic relies on intellectual property rights to provide consulting services. Epic may not be able to successfully preserve these intellectual property rights in the future, and these rights could be invalidated, circumvented, or challenged. In addition, the laws of some foreign countries in which Epic provides services do not protect intellectual property rights to the same extent as the laws of the United States. Epic's failure to protect its proprietary information and any successful intellectual property challenges or infringement proceedings against Epic could adversely affect its competitive position.

The market for Epic's services is characterized by continual technological developments. If Epic is not able to provide commercially competitive services in a timely manner in response to changes in technology, its business could be adversely affected and the value of its intellectual property may be reduced. Likewise, if Epic's proprietary technologies or work processes become obsolete, it may no longer be competitive and its business could be adversely affected.

Oil and Gas Exploration and Development

If Epic cannot obtain additional capital, epic may have to delay or postpone exploration and development activities.

Epic needs additional capital to find oil and gas reserves. Epic may be unable to obtain the funding which it requires.

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

Although the completion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risks. In addition, even if a well is completed as a producer, the well for a variety of reasons may not produce sufficient oil or gas in order to repay Epic's investment in the well.

Epic’s operations will be affected from time to time and in varying degrees by the price for oil and gas.

The Price for oil and gas is often volatile and influenced by political developments and federal and state laws and regulations regarding the development, production and sale of crude oil and natural gas.  These regulations require permits for drilling of wells and also cover the spacing of wells, the prevention of waste, and other matters. Rates of production of oil and gas have for many years been subject to Federal and state conservation laws and regulations and the petroleum industry is subject to Federal tax laws. In addition, the production of oil or gas may be interrupted or terminated by governmental authorities due to ecological and other considerations. Compliance with these regulations may require a significant capital commitment by and expense to Epic and may delay or otherwise adversely affect Epic's proposed operations.

Our common stock

There is, at present, only a limited market for Epic’s common stock.

Epic's common stock is quoted on the OTC Bulletin Board and is thinly traded. The OTC Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than other public trading markets, such as the NASDAQ stock market. Quotations for stocks included on the OTC Bulletin Board may not be listed in the financial sections of newspapers and prices for securities traded on the OTC Bulletin Board are often volatile.

We need to raise additional capital in the future, and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to execute our business plan and current stockholders may experience significant dilution.

Epic had outstanding options and warrants which, as of December 31, 2008, allow the holders to acquire up to approximately 26,190,000 additional shares of its common stock. Until the options and warrants expire, the holders will have an opportunity to profit from any increase in the market price of Epic's common stock without assuming the risks of ownership. Holders of options and warrants may exercise these securities at a time when Epic could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of Epic's common stock.  Epic has an effective registration statement with the Securities and Exchange Commission so that the shares of common stock sold in the December 2007 financing as well shares which may be issued in payment of the notes or upon the exercise of the warrants may be sold in the public market.  The sale of common stock issued or issuable upon the exercise of the warrants, or the perception that such sales could occur, may adversely affect the market price of Epic's common stock.

The trading volatility and price of our common stock may be affected by many factors.

In addition to our operating results and business prospects, many other factors affect the volatility and price of our common stock. The most important of these, some of which are outside our control, are the following:

•	The current financial crisis, which has caused significant market volatility worldwide;
•
Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence U.S. financial markets, and media reports and commentary about economic or other matters, even when the matter in question does not directly relate to our business; and

•	Trading activity in our common stock, which can be a reflection of changes in the prices for oil and gas, or market commentary or expectations about our business and overall industry.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  DESCRIPTION OF PROPERTIES

Office Leases

Epic's offices are located at 1450 Lake Robbins, Suite 160, The Woodlands, Texas 77380. Approximately 4,147 square feet of space is occupied under the lease requiring rental payments of approximately $12,500 per month.  The lease on this space expires in July 2015.

The offices of the Carnrite Group are located at 219 W. 11th Street, Houston, Texas. The 1,480 square feet of office space is occupied under the lease requiring rental payments of $2,500 per month through April 2008, $2,750 per month through April 2010. The lease on this space expires in April 2010.

The primary offices of Pearl are located at 7110 Jefferson Avenue, Lakewood, Colorado. The 30,552 square feet of office space is occupied under the lease requiring rental payments of $42,168 per month. The third floor lease on this space expires in July 2011 and the second floor lease on this space expires in March 2012. Pearl has eight branch offices and facilities in Colorado, Wyoming, Montana and Utah. The aggregate combined rental cost for all of the branch offices is approximately $18,900 per month.

Oil and Gas Properties

In February 2009, Epic sold its working interest in the Rush County, Kansas property and cancelled its agreement related to the Oklahoma properties.  As of March 20, 2009, Epic did not own any operating interest in oil and gas properties.  However, during its fiscal year 2008, Epic owned the following oil and gas properties set forth in this Item 2.

At December 31, 2008, Epic had a 100% working interest (approximately 82% net revenue interest) in 58 gas wells located on 28,600 acres in Rush County, Kansas. In January 2007 the gas wells were shut-in due to the closure of the plant which was purchasing the gas produced from Epic's wells. These wells went back into production in September 2008.

Also at December 31, 2008, Epic had a 50% working interest (approximate 40% net revenue interest) in seven shut-in gas wells located on 6,000 acres in Kay County, Oklahoma. Epic estimated that it would have cost approximately $7,000 (with Epic being responsible for its 50% share) to rework each shut-in well and place the well back on production. Two wells were successfully tested for commercial production following workovers in 2007.

The following table shows, as of December 31, 2008, Epic's producing wells, Developed Acreage, and Undeveloped Acreage, excluding service (injection and disposal) wells:

	Productive Wells (1)		Developed	Acreage	Undeveloped	Acreage
	Gross	Net	Gross	Net	Gross	Net

Oklahoma	2	1	80	40	5,920	2,960
Kansas	58	58	2,400	2,400	26,200	26,200

Totals	60	59	2,480	2,440	32,120	29,160

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

The following table shows, as of December 31, 2008 the status of Epic's gross developed and undeveloped acreage.

State	Gross Acreage	Held by Production	Not Held by Production

Oklahoma	6,000	—	6,000
Kansas	28,600	28,600	—

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

The following table shows Epic's net production of oil and gas, average sales prices and average production costs during the year ended December 31, 2008.

Production Data:

Production -
Oil (Bbls)	127
Gas (Mcf)	31,847

Average sales price -
Oil (Bbls)	69.39
Gas (Mcf)	2.50

Average production
costs per MCF	3.85

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

December 31, 2008
	Oil	Gas
	(Bbls)	(Mcf)

Proved reserves	776	1,509,807
Estimated future net cash flows from proved oil and gas reserves	$ 942,903
Present value of future net cash flows from proved oil and gas reserves	$ 605,551

As of December 31, 2008, Epic's proved reserves included only those amounts which Epic reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions, at current prices and costs, under existing regulatory practices and with existing technology. Accordingly, any changes in prices, operating and development costs, regulations, technology or other factors could significantly increase or decrease estimates of Proved Reserves.

ITEM 3.  LEGAL PROCEEDINGS.

We currently and from time to time are subject to claims and suits arising in the ordinary course of business, including employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial condition, results of operations or cash flows. The ultimate determination of such claims cannot be determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  MARKET FOR COMMON EQUITY AND OTHER RELATED STOCK HOLDER MATTERS.

As of March 17, 2009, there were approximately 150 holders of record of Epic's common stock. Epic's common stock trades on the OTC Bulletin Board under the symbol "EPCC". Shown below are the ranges of high and low closing bids for Epic's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2006	$2.80	$1.25
March 31, 2007	$3.07	$2.78
June 30, 2007	$3.20	$2.90
September 30, 2007	$3.83	$3.15
December 31, 2007	$4.29	$2.30
March 31, 2008	$3.19	$0.15
June 30, 2008	$0.90	$0.59
September 30, 2008	$0.77	$0.30
December 31, 2008	$0.51	$0.05

Holders of common stock are entitled to receive cash dividends as may be declared by the Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of Epic's assets after payment of liabilities. The Board of Directors is not obligated to declare a cash dividend. Epic has never paid any cash dividends on its common stock and Epic does not have any current plans to pay any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS/ PLAN OF OPERATIONS

The discussion in this section contains forward-looking statements. These statements relate to future events or future financial performance. Epic has attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but the absence of these terms in a particular location does not mean that a statement is not forward-looking. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which could cause actual results to differ from those projected in any forward-looking statements. This discussion should be read with the financial statements and related notes included elsewhere in this report.

Overview

Epic began operating in the oil and gas industry in April 2006.  In August 2007, Epic acquired the Carnrite Group, LLC for 3,177,810 shares of its common stock.

In 2007 Epic acquired Pearl for 1,786,240 shares of its common stock and $19,928,000 in cash.

In 2008, Epic acquired EIS, which was not affiliated with Epic prior to the transaction, for cash and shares of its restricted common stock. At closing, Epic paid $867,000 and issued 1,000,000 shares of its common stock to the three former owners of EIS. An additional $1,400,000 will be paid to the three former owners in periodic installments from 2009 through 2011. The 1,000,000 shares were issued to EIS's former owners, each of whom is also an officer of EIS. The shares issued to each owner will vest over a three-year period. All or a portion of the shares issued to each officer will be forfeited and returned to Epic if the officer voluntarily terminates his or her employment prior to February 20, 2011. EIS provides the oil and gas industry with specialized training, operations documentation and data management services for the start-up and operation of complex energy production facilities.

The Carnrite Group, Pearl and EIS provide consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance, oil field project management, training, operations documentation and data management.  In 2007, the pro forma annual revenue for these three entities was approximately $62,000,000.

Epic plans to continue its growth in the Rocky Mountains, Texas, Oklahoma and Kansas, where its engineering expertise is its strength, and to expand into other areas of the United States and into one or more foreign countries.

As of February 25, 2009, Epic's backlog for future consulting services was approximately $43.5 million. This compares to a combined backlog of approximately $23.9 million as of February 28, 2008. Epic believes demand for its services remains strong and will continue to increase as it expands its service regions during 2009.

Epic has a 100% working interest in 58 shut in gas wells and a 50% working interest in seven shut-in gas wells. Epic plans to continue its search for underperforming oil and gas properties where it believes its engineering expertise can improve production. Oil prices have recently fallen to as low as $34 a barrel. As a result, enhanced recovery projects have become less economically feasible.

Results of Operations

Analysis of the Year Ended December 31, 2008 versus December 31, 2007.

Revenues from continuing operations were $72,200,000 for the year ended December 31, 2008 as compared to $8,461,000 for the year ended December 31, 2007, an increase of $63,759,000. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Operating Expenses from continuing operations were $87,522,000 for the year ended December 31, 2008 as compared to $9,678,000 for the year ended December 31, 2007, an increase of $77,844,000. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Loss from Operations was $15,322,000 for the year ended December 31, 2008 as compared to $1,217,000 for the year ended December 31, 2007, an increase of $14,105,000. Because significant operations were acquired in 2007 with the acquisitions of Carnrite and Pearl, no comparison can be made between the periods.

Other Income (Expenses) were $(6,516,000) for the year ended December 31, 2008 as compared to $(335,000) for the year ended December 31, 2007. The increase in Other Expenses was due to interest expense and debt discount amortization on the $20,250,000 debentures that were sold on December 5, 2007.

Loss from discontinued operations relating to the oil and gas segment totaled $(4,724,000) for the year ended December 31, 2008 compared to $(2,811,000) for the year ended December 31, 2007 which is an increase of $(1,913,000).  The increase in the loss from discontinued operations is primarily the result of impairment loss of $3,961,000 recorded during 2008 versus an impairment loss of $2,167,000 during 2007.

Net Loss was $(26,572,000) or $(0.62) per share for the year ended December 31, 2008 as compared to $(4,383,000) or $(0.11)) for the year ended December 31, 2007, an increase of $22,189,000. Because significant operations were acquired in 2007 with the acquisitions of Carnrite and Pearl, no comparison can be made between the periods.

Analysis of the Year Ended December 31, 2007 versus December 31, 2006

Revenues from continuing operations were $8,461,000 for the year ended December 31, 2007 as compared to $106,000 for the year ended December 31, 2006, an increase of $8,355,000. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Operating Expenses were $9,678,000 for the year ended December 31, 2007 as compared to $4,079,000 for the year ended December 31, 2006, an increase of $5,599,000. This increase was due to the acquisitions of Carnrite in August 2007 and Pearl in December 2007.

Loss from Operations was $1,217,000 for the year ended December 31, 2007 as compared to $3,973,000 for the year ended December 31, 2006, a decrease of $(2,756,000). Because significant operations commenced in 2007 with the acquisitions of Carnrite and Pearl, no comparison can be made between the periods.

Other Income (Expenses) were $(335,000) for the year ended December 31, 2007 as compared to $3,000 for the year ended December 31, 2006. The increase in Other Expenses was due to interest expense and debt discount amortization on the $20,250,000 debentures that were sold on December 5, 2007.

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

In December 2007, Epic sold 5,429,335 shares of its common stock to a group of private investors for gross proceeds of $8,144,003, or $1.50 per share. The investors also received warrants which entitle the holders to purchase up to 5,429,335 shares of the Company's common stock. The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 5, 2007 Epic entered into a Purchase Agreement (the “Purchase Agreement”) for the sale of its 2007 10% Secured Debentures (the “Debentures”) in the principal amount of $20,250,000 to private investors who are different from those that purchase the common stock in December 2007. The Debentures were sold at their face value without discount. The Debentures bear interest annually at 10% per year. The Debentures are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the Debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012.

Interest on the Debentures is payable quarterly with the first interest payment due on January 1, 2008. Beginning December 1, 2008 Epic is required to make quarterly payments of $1,265,625 toward the principal amount of the Debentures.

On December 1, 2008, which was the due date of the first quarterly principal redemption payment on the Debentures, the Company did not pay amounts due to the Debenture holders in an aggregate principal amount of $1,265,000.  The terms of the Debentures provide that, until the delinquent payments are paid in full, interest will accrue at the lesser of 18% per annum or the maximum rate permitted under applicable law until this amount is paid in full.

This failure to pay also represents an “Event of Default” under the Debentures.  Upon an Event of Default, at the Debenture holder’s election, the outstanding principal amount of the Debenture, plus accrued but unpaid interest, liquidated damages and other amounts owing, shall become immediately due and payable in cash at the “Mandatory Default Amount.” The “Mandatory Default Amount” is defined in the Debenture as the sum of:

“(i) the greater of (A) 130% of the outstanding principal amount of the Debenture, plus 100% of accrued and unpaid interest, or (B) the outstanding principal amount of this Debenture, plus all accrued and unpaid interest hereon, divided by the ‘Quarterly Conversion Price’ defined as the price calculated during the 10 trading day period immediately prior to the quarterly redemption payment] on the date the Mandatory Default Amount is either (a) demanded (if demand or notice is required to create an Event of Default) or otherwise due or (b) paid in full, whichever has a lower Quarterly Conversion Price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded or otherwise due or (y) paid in full, whichever has a higher VWAP, and

(ii) all other amounts, costs, expenses and liquidated damages due in respect of the Debenture.”

By way of example only, “amounts, costs, expenses” consist of late fees, penalties for failure to timely deliver share certificates and transfer taxes.

Commencing 5 days after the occurrence of any Event of Default that results in the eventual acceleration of the Debenture, the interest rate shall accrue at a rate equal to the lesser of 18% per annum of the maximum rate permitted under applicable law.

In addition, the Company was delinquent in satisfying the requirement of the Debentures that a registration statement covering the shares into which the Debentures and Warrants are convertible be declared effective with the SEC by June 2, 2008.  This constituted an “Event of Default” under the Debentures as described above.  The Debenture provisions concerning an Event of Default are described above.  Subsequent to June 2, 2008, the registration statement was declared effective.

Pursuant to the Purchase Agreement, the Agent, Whitebox Convertible Arbitrage Partners, LP, shall also have the right to take possession of the certain collateral, on behalf of the secured parties, in the case of an event of an “Event of Default.”

On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all holders of its Debentures (the “Holders”), except for one holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. As part of the Amendment, Rex P. Doyle, Chief Executive Officer and a director of the Company, and John S. Ippolito, President of the Company, each agreed to transfer to each Holder, on, that Holder’s proportionate share of 3,209,877 shares, for an aggregate total of 6,419,754 shares (the “Shares”), of the Company’s common stock.  Messrs. Doyle and Ippolito also were parties to the Amendment, but only with respect to these transfers of the Shares and not with respect to any other provisions.  A legend restricting the transfer of the Shares pursuant to the Securities Act of 1933, as amended (the “1933 Act”), has been or will be placed on any certificate(s) or other documents evidencing the Shares transferred to each Holder.

Pursuant to the terms of the Amendment, the Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.

The Amendment amends the Purchase Agreement by adding three additional sections to Article IV of the Purchase Agreement.  The first new section, Section 4.19, provides that the Company shall achieve, on a consolidated basis, EBITDA (as defined in the Amendment) of at least the required amount set forth below for the applicable period indicated:

Period	Cumulative EBITDA
For the three months ending March 31, 2009	$100,000
For the six months ending June 30, 2009	$1,500,000
For the nine months ending September 30, 2009	$3,400,000
For the twelve months ending December 31, 2009	$4,400,000

In addition, Section 4.19 provides that for each three-month period commencing on January 1, 2010 and ending on each March 31, June 30, September 30 and December 31 thereafter, the Company shall achieve, on a consolidated basis, EBITDA of at least $1,000,000.  The Company will also provide certain monthly and quarterly reports to Whitebox Convertible Arbitrage Partners, LP (“Whitebox”).  Failure of the Company to satisfy the EBITDA covenant in Section 4.19 or to provide the monthly and quarterly reports in a timely manner will constitute an “Event of Default” under the Debentures.

The Amendment also adds a second new section to the Purchase Agreement, Section 4.20.  Section 4.20 provides that until June 30, 2010, the Company is only permitted to issue up to a maximum aggregate of 10,000,000 shares of common stock (with options and warrants counted as Shares) (subject to adjustment) to employees, consultants, officers, directors and advisors.  The Company also will not issue any shares of common stock or options or warrants to employees, consultants, officers, directors or advisors with a strike price, conversion price, exercise price, or at an effective purchase price per share, less than $0.50 (subject to adjustment) until the earlier of (i) such time that the Purchasers no longer hold any Securities or (ii) one year prior to the expiration date of the Warrants (regardless of whether any or all Warrants have been exercised).

The third new section added to the Purchase Agreement, Section 4.21, places limitations on increases to executive compensation beyond the 2008 levels for calendar years 2009 and 2010.  The limitations shall last until the end of calendar year 2010, or until such time that the Company’s annual EBITDA (as derived from audited financial statements) exceeds $7,000,000, or the holders of at least 67% in principal amount of the then outstanding Debentures shall have otherwise given their prior written consent to terminate the limitations.

The Amendment also provides that a new Section 6(d) will be added to the Debenture.  Following any and all payments received by the Company or any subsidiary of the Company in connection with the amounts owed to the Company by Storm Cat Energy Corporation (“Storm Cat”) that were due and payable as of November 10, 2008, the Company will redeem some or all of the then-outstanding principal of the Debenture, in an amount equal to the Holders’ pro-rata portion of 50% of such payment by Storm Cat.  An additional “Event of Default” also was added to the Debenture.  It will be an Event of Default if, upon opening or otherwise maintaining any deposit account or bank account, the Company does not enter into an account control agreement  for the benefit of the Holders with respect to the subject deposit account or bank account.

Pursuant to the Amendment, the Company paid the Quarterly Redemption Amount(s) (as defined in the Debentures) under the Holder’s Debenture scheduled to have been paid on December 1, 2008.

Subsequent to the Amendment Agreement, Epic executed a Debenture Repurchase Agreement dated March 13, 2009 with Cranshire Capital, L.P. (“Cranshire”)(the only Debenture holder that did not execute the Amendment Agreement) to repurchase Cranshire’s outstanding Debenture having an original principal amount of $250,000.  Epic has paid the repurchase price and Cranshire’s Debenture has been cancelled.

The amounts raised in the December 2007 financing were used as follows:

Amount received from sale of common stock, notes and warrants	$28,394,003

Less:
Acquisition of Pearl Investment Company	(19,020,000)
Reserve for income taxes of Pearl Investment Company for year ended December 31, 2007	(2,400,000)
Payment of Pearl Investment Company bank loans	(1,504,884)
Placement agent fees	(1,785,000)
Legal, accounting and other professional fees	(125,000)

Remainder to be used as working capital	$3,559,119

Epic's sources and (uses) of cash during the years ended December 31, 2008 and 2007 were:

	2008	2007

Cash provided by (used by) operations	$4,483,000	$(2,672,000)
Net (purchases) sales of property and equipment	(731,000)	(302,000)
Cash resulting from acquisition of Carnrite	-	49,000
Acquisition of Pearl Investment Company,net of cash received	-	(20,372,000)
Acquisition of EIS	(232,000)	-
Borrowings (repayments), net of issuance costs	(1,268,000)	17,504,000
Sale of common stock	-	8,667,000
Increase in restricted cash	2,492,000	(3,400,000)
Bank overdrafts	(3,442,000)	3,442,000
Other	-	(23,000)

Other than the operating leases, as of December 31, 2008 and March 31, 2009 Epic did not have any off-balance sheet arrangements.

Epic's loan from the private lender had a principal balance of $3,710,441 as of December 31, 2008 and is secured by Epic's gas wells in Rush County, Kansas. The loan bears interest at 10% per year and is payable in equal monthly installments of $72,000. The loan agreement provides that if the monthly net income from the wells is less than $72,000, the deficit will be added to the principal amount of the note. If the monthly net income from the wells is greater than $72,000, the net income is applied to the note principal. Since the Kansas wells are shut-in, it is anticipated that $72,000 will be added to the note principal each month until the wells return to production.  Effective March 5, 2009, Epic executed an agreement whereby its current partner will assume all debt associated with the field along with operating expenses and any contingent liabilities in exchange for Epic’s interest in the field, subject to Epic’s retention overriding royalty interest covering the properties.  In addition, a third party has signed a farmout agreement in which Epic will receive A 3.75% net profits interest, up to a maximum of $500,000 in production from new wells drilled in the field.

As a result of the acquisition of The Carnrite Group, the Pearl Investment Company and EIS, Epic believes that cash provided by its operations will satisfy its future capital requirements, including principal and interest payments required by the terms of the note secured by Epic's Kansas gas wells and the Debentures sold in December 2007.

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

Fluctuations in crude oil and natural gas prices will significantly affect Epic’s oil and gas operations.  Cash flow from oil and gas production depends upon the quantity of production and the price obtained for such production.  An increase in prices will permit Epic to finance its operations to a greater extent with internally generated funds, may allow Epic to obtain equity financing more easily or on better terms, and lessens the difficulty of attracting financing from industry partners and non-industry investors.  However, price increases heighten the competition for leases, increase the costs of exploration and development activities, and, because of potential price declines, increase the risks associated with the purchase of producing properties during times that prices are a higher levels.

A decline in oil and gas prices (i) will reduce the cash flow internally generated by Epic which in turn will reduce the funds available for servicing debt and exploring for and replacing oil and gas reserves, (ii) will increase the  difficulty of obtaining equity and debt financing and worsens the terms on which  such financing may be obtained, (iii) will reduce the number of leases which have reasonable economic terms, (iv) may cause Epic to allow leases to expire based upon the value of potential oil and gas reserves in relation to the costs of  exploration, (v) will result in marginally productive oil and gas wells being  abandoned as non-commercial, and (vi) will increase the difficulty of attracting  financing from industry partners and non-industry investors.

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

Accounts Receivable. Accounts receivable represent amounts due from customers for services performed. Epic extends various terms to its customers, with payment terms generally 30 days, depending on the customer and country, and Epic does not typically require collateral. Epic periodically assesses the collectability of its receivables, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off.  A customer of Pearl, which owed Pearl approximately $5.1 million, recently filed for Chapter 11 bankruptcy. As a result of this filing, Epic, on its December 31, 2008 balance sheet, recorded an allowance for doubtful accounts of $6.57 million.

Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. SEC Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities. Two methods are prescribed: the successful efforts method and the full cost method. Epic has chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. Epic also capitalizes internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of SFAS No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. Under the successful efforts method, geological and geophysical costs and costs of carrying and retaining undeveloped properties are charged to expense as incurred. Costs of drilling exploratory wells that do not result in proved reserves are charged to expense. Depreciation, depletion, amortization and impairment of crude oil and natural gas properties are generally calculated on a well by well or lease or field basis versus the "full cost" pool basis. Additionally, gain or loss is generally recognized on all sales of crude oil and natural gas properties under the successful efforts method. As a result, Epic's financial statements will differ from companies that apply the successful efforts method since Epic will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

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

Income Taxes. Epic uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2008 and 2007, Epic had recorded a full valuation allowance for its net deferred tax asset.

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

Per Share Information. Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to common stockholders, all of Epic's stock options and warrants were anti-dilutive. Common stock equivalents of 31,154,851 and $23,828,961 at December 31, 2008 and 2007, respectively, were excluded because they were anti-dilutive due to the net loss attributable to common stockholders incurred in such periods.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The FASB's stated objective in issuing this standard is as follows: "to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions."

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

SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements ("SFAS 157"). Epic did not elect to adopt SFAS 159 for any instruments.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51," which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS No. 160 also requires that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. SFAS No. 160 will be effective for Epic beginning with the 2009 fiscal year. Epic is evaluating the potential impact of SFAS No.160, if any, on its financial statements.

ITEM 7A.        QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           FINANACIAL STATEMENTS AND SUPPLEMENTARY DATA

This information required by this item is included in Item 15, “Exhibits, Financial Statements and Financial Statement Schedules.”

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A.        CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

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

In connection with the preparation of Epic's annual financial statements, management undertook an assessment of the effectiveness of Epic's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Epic's internal control over financial reporting and testing the operational effectiveness of those controls.

Rex Doyle, Epic's Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Doyle and Kinney have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2008, there were significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act), which improved our internal control over financial reporting. The Company added a Chief Financial Officer and Controller during the first quarter of 2008.  We have also performed the risk assessment, controls documentation, controls analysis and controls testing as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our testing indicated that our financial reporting controls are effective. In addition, we have completed converting our accounting and production processes to the Microsoft Dynamics AX enterprise system.

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

ITEM 9B.         OTHER INFORMATION

Not applicable

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position

Rex Doyle	50	Chief Executive Officer and a
		Director
John Ippolito	49	President
Michael Kinney	51	Executive Vice President,
		Principal Financial and
		Accounting Officer
W. Robert Eissler	58	Director
Dr. Robert Ferguson	65	Director
John Otto	60	Director
Alan Carnrite	50	Director
Tamer El-Rayess	38	Director
Martin Lipper	74	Director

Rex P. Doyle has been the Chief Executive Officer and director of Epic since April 4, 2006. Mr. Doyle was a Vice President of Michael Baker Corporation (AMEX:BKR) between August 2000 and September 2002. Between September 2002 and April 2004 Mr. Doyle was Vice President of Business Development for Baker Energy, a subsidiary of Michael Baker Corporation. Between April 2005 and April 2006, Mr. Doyle was Senior Vice President of Global Operations for Baker Energy and an officer of Michael Baker Corporation. Mr. Doyle graduated with a BS in Mechanical engineering from The Ohio State University, and has been a licensed professional engineer in the state of Louisiana (inactive). He graduated with a Masters of Business Administration, with Distinction, from the University of Michigan, and also graduated from the Harvard IPAA Program for Owners and Executives.

John S. Ippolito has been President of Epic since April 4, 2006. Mr. Ippolito was Business Development Manager - North and South America Integrated Project Management Division for Schlumberger Ltd. between 2000 and August 2003. Between August 2003 and April 2006 Mr. Ippolito was Senior Business Development Director, Continental U.S., and Business Manager - Large Asset Management Contracts, for Baker Energy, a subsidiary of Michael Baker Corporation.

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

W. Robert Eissler has been a director of Epic since December 2006. Since 1983 Mr. Eissler has been the President of Eissler & Associates, an executive recruiting firm based in The Woodlands, Texas. Mr. Eissler also serves as a Texas State Representative for the 81st Legislature (2009-2010).

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

John Otto has been a director of Epic since November 2008.  John has been a certified public accountant and financial services representative.  He is the founder and managing partner of John C. Otto, P.C., a CPA firm, and serves as a Director for Business Development of a tax firm called Ryan and Co. John began his career in 1972 in public accounting with the national firm KPMG with primary responsibility as the senior auditor for Mitchell Energy and Development Corporation and was a key part of the accounting and finance team that assisted with the successful IPO of Mitchell Energy which grew into a multibillion company before being acquired by Devon Energy.  Mr. Otto also serves as a Texas State Representative for the 81st Legislature (2009-2010).

Alan "Al" Carnrite has been a director of Epic since November 2008.  Since 2003, Al has been a partner in a private oil and gas company and also leads an energy focused private equity fund.  With over 25 years of experience in diversified oil and gas, he has been an advisor to many companies in the E&P industry. From 2001 to 2003, Al was a Managing Director and led the energy consulting practice at Jefferies Randall & Dewey.  Al was a founder of the Carnrite Group LLC (a wholly-owned subsidiary of Epic) and the energy management consulting firm, Sterling Consulting Group, where he specialized in enhancing integrated companies' shareholder value through mergers and acquisitions, strategic leadership and value-added management assignments.  From 1981 to 2001, he had worked for a large Canadian integrated energy company, where he played a key role in the firm’s privatization, the largest in Canadian history.

Martin Lipper, has been a director of Epic since March 2009.  Since December 2007, Mr. Lipper is also a director of TX Holdings, Inc., a publicly reporting company.  Mr. Lipper is a Korean War Veteran, graduated from New York University in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall Street as a securities analyst specializing in bank stock analysis. He joined the Bank of New York and was a senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became Vice President and Treasurer of APF Electronics. From May 2002 to November 2006, Mr. Lipper was a Director of Research for Brill Securities, a regional NASD firm.  From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A.  Mr. Lipper is currently a Vice President of Research for the Wall Street Communications Group.

Tamer El-Rayess has been a director of Epic since March 2009.  Mr. El-Rayess received a BS in Physics from Rensselaer Polytechnic Institute in 1991 and earned a MBA in Finance with a minor in International Finance from New York University, Stern School of Business in 1995.  Since 2002 Mr. El-Rayess has served as Global Head, Commodities Finance & Capital Investments at UBS AG and has previously served as Vice President of Goldman Sachs Principal Finance Group from 1999 to 2002.  Mr. El-Rayess is also the founder of UIV, LLC, a private equity fund, focused on various industry sectors including energy since 2003.  UIV is a 80% residual interest member of Argos Asset Management, LLC (a joint venture partner with Epic)..

Epic has a compensation committee. Dr. Robert Ferguson, Rob Eissler and Al Carnrite are the members of the compensation committee. Epic's audit committee is comprised of Dr. Robert Ferguson and John Otto. John Otto serves as Epic's financial expert. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors

On September 17, 2008, Mr. McMahon resigned as director. In October 2008, Mr. Reynolds resigned as Executive Vice President and Secretary. On September 18, 2008, John Otto was appointed as a director of Epic. On November 14, 2008, Al Carnrite was appointed as a director of Epic.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCES

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2008, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for the following:

•
Forms 4 for Rex P. Doyle and John Ippolito filed on March 4, 2009.  The Form 4 for Mr. Doyle covered seven late reports and ten transactions that were not reported on a timely basis.  The Form 4 for Mr. Ippolito covered six late reports and seven transactions that were not reported on a timely basis.

•	Amended Form 3s for Michael Kinney and Alan Carnrite filed on March 26, 2009. These Forms 3 were originally filed on a timely basis, but were amended to correct a typographical error.
•
Forms 4 for Robert Eissler, Dr. Robert Ferguson, and John Otto filed on March 26, 2009.  The Form 4 for Mr. Eissler covered one late report and one transaction that were not reported on a timely basis.  The Form 4 for Dr. Ferguson covered one late report and one transaction that were not reported on a timely basis.  The Form 4 for Mr. Otto covered one late report and one transaction that were not reported on a timely basis.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions.  A copy of the Company’s code of ethics is available on Epic’s website (www.1epic.com).

ITEM 11.         EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to Epic's Principal Executive Officer and the two other most highly compensated executive officers of Epic, or Epic's subsidiaries, during the years ended December 31, 2008 and 2007.

						All
						Other
						Annual
				Stock	Option	Compen-
Name and Principal	Fiscal	Salary	Bonus	Awards	Awards	sation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Rex Doyle, Chief	2008	$210,000	—	$615,000	—	—	$825,000
Principal Executive	2007	$210,000	—	$990,000	$72,713	—	$1,272,713
and Financial
Officer (6)

John Ippolito	2008	$175,000	—	$615,000	—	—	$790,000
President	2007	$175,000	—	$990,000	$45,321	—	$1,210,321

Michael Kinney	2008	$175,200	—	—	$132,384	—	$307,584
CFO since	2007		—	—	—	—	—
February 2008

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(4)	The fair value of options granted computed in accordance with FAS 123R on the date of grant.
(5)	All other compensation received that Epic could not properly report in any other column of the table.
(6)	Mr. Doyle also serves as a director on the Company’s board of directors. Mr. Doyle does not receive compensation for this director role.

In February 2008, Michael Kinney replaced Rex Doyle as Epic's Principal Financial and Accounting Officer.  Mr. Kinney was awarded 200,000 stock options on his employment date pursuant to the Non-Qualified Stock Option Plan.

Epic does not have an employment agreement with any of its named executive officers.

On December 13, 2007 Rex Doyle and John Ippolito were each awarded 300,000 shares of Epic's common stock pursuant to Epic's Stock Bonus Plan.

On February 13, 2009, the Compensation Committee of the Board of Directors of Epic approved a stock option plan (the “Plan”) pursuant to which the Company granted 100,000 options, for services rendered, to purchase common stock of the Company to each of Rex P. Doyle and John S. Ippolito.  These options vest at the time of issuance and have an exercise price of $0.50 per share, and expire on October 24, 2011.  The options granted are in the same amount and have the same exercise price as options that previously expired on October 24, 2008.

In December 2008, the Compensation Committee of the Board of Directors approved the issuance of 1,500,000 restricted shares of the Company’s common stock, to each of Rex P. Doyle, Chief Executive Officer and director of the Company, and John S. Ippolito, President of the Company.  300,000 of these restricted shares were issued to Messrs. Doyle and Ippolito and an additional 300,000 restricted shares will be issued to Messrs. Doyle and Ippolito on each of December 13, 2009, 2010, 2011 and 2012; provided however these restricted shares are subject to certain restrictions and forfeitures.  These restricted shares will be subject to the following restrictions: (1) If either Messrs. Doyle and Ippolito voluntarily terminates his employment with the Company before December 13, 2012, or is terminated for cause by the Company before December 13, 2012, they will forfeit 100% of the restricted shares and such shares will be returned to the Company’s treasury; (2) Messrs. Doyle and Ippolito may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of any of the Restricted Shares until December, 13, 2012; and (3) certain securities law restrictions on transferability.  In the event of a “change of control,” the restricted shares will be automatically issued and vested as of the date of the change of control.  A change in control is defined to include (1) any person or group becoming the beneficial owner, directly or indirectly, of 30% or more of the outstanding voting stock of the Company, (2) the stockholders of the Company approve a merger, combination or consolidation of the Company with any other entity resulting in the voting securities of the Company immediately prior to the transaction representing less that 51% of the merged, combined or consolidated securities, (3) any transaction (or combination of transactions) is consummated for the sale, disposition or liquidation of at least 50% of the Company's net assets, or (4) the election of one-third of the members of the Company's Board of Directors proposed by any party or group nominating directors in opposition to the directors nominated by the Company.

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

Stock Bonus Plan. Epic's Stock Bonus Plan allows for the issuance of shares of Common Stock to its employees, directors, officers, consultants and advisors. However bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Long-Term Incentive Plans. Epic does not provide its officers or employees with stock appreciation rights, long-term incentive or similar plans.

Summary. The following is a summary, as of December 31, 2008, of the options granted, or the shares issued, pursuant to the Plans. Each option represents the right to purchase one share of Epic's common stock.

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans

Incentive Stock Option Plan	2,000,000	—	N/A	2,000,000
Non-Qualified Stock Option Plan	3,200,000	1,309,500	N/A	1,890,500
Stock Bonus Plan	1,000,000	N/A	600,000	400,000

The following tables show, during the fiscal years ended December 31, 2007 and 2008, the options granted to and held by, the persons named below.

	Shares underlying
	unexercised options which are:				Exercise	Expiration	Option Vesting
Name	Exercisable		Unexercisable		Price	Date	Date

Rex Doyle	100,000	(1)			$0.50	10/24/11	10/24/2008
John Ippolito	100,000	(1)			$0.50	10/24/11	10/24/2008

Rex Doyle	—		292,000	(2)	$3.30	12/31/12	12/12/2009
John Ippolito	—		182,000	(2)	$3.30	12/31/12	12/12/2009

Michael Kinney	—		65,000	(2)	$3.17	7/10/18	7/10/2010
Michael Kinney	—		200,000	(2)	$1.03	2/11/19	2/11/2011

(1) These options were issued pursuant to the Plan.
(2) These options were issued pursuant to the Non-Qualified Stock Option Plan.

As of March 31, 2008 none of the options granted by Epic had been exercised.

Employee Pension, Profit Sharing or other Retirement Plans.

Epic does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended December 31, 2008

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Total

Robert Eissler(3)	$21,000	—	$40,579	$61,579
Dr. Robert Ferguson (4)	$23,500	—	$40,579	$64,079
Kevin McMahon (5)	$20,250	—	$40,579	$60,829
John Otto (6)	$7,438	—	$18,835	$26,273
Alan Carnrite (7)	$2,625	—	$5,072	$7,697

(1)	The fair value of stock issued for services computed in accordance with FAS 123R on the date of grant.
(2)	The fair value of options granted computed in accordance with FAS 123R on the date of grant.
(3)	Mr. Eissler received 25,000 stock options at a strike price of $3.10.
(4)	Dr. Ferguson received $2,500 for serving on the compensation committee. Dr. Ferguson received 25,000 stock options at a strike price of $3.10.
(5)	Mr. McMahon received 17,000 stock options at a strike price of $3.10.
(6)	Mr. Otto received 7,292 stock options at a strike price of $3.10. His compensation was pro-rated for 2008.
(6)	Mr. Carnrite received 3,195 stock options at a strike price of $3.10. His compensation was pro-rated for 2008.

As of December 31, 2008, the Board of Directors’ compensation plan defines annual compensation for non-employee directors as follows:

1.	An annual cash retainer of $21,000.
2.	A stock option grant of 25,000 shares that vest immediately.
3.	The Audit Committee Chair receives an additional payment of $4,500.
4.	All other committee chairs receive an additional payment of $2,500.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of and percentage of outstanding shares of common stock owned by Epic's officers, directors and those shareholders owning more than 5% of Epic's common stock as of March 24, 2009.

	Shares of
Name and Address	Common Stock		Percent of Class (2)

Rex P. Doyle	7,033,023	(1)	15.9%
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

John Ippolito	7,091,123	(2)	16.07%
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

Michael Kinney	247,010	(3)	*
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

W. Robert Eissler	40,000	(4)	*
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

Dr. Robert Ferguson	43,000	(5)	*
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

John Otto	7,292	(6)	*
702 N. Winfree
Dayton, TX 77535

Al Carnrite	1,943,464	(7)	4.4%
333 N. Sam Houston Pkwy E.,
Suite 1060
Houston, TX 77060

Martin Lipper	50,000		*
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

Tamer El-Rayess	—		—
1450 Lake Robbins, Suite 160
The Woodlands, TX 77380

All Executive Officers	16,455,903		37.31%
and Directors as a group (9 persons)

Midsummer Investment Ltd.	9,484,849	(8)	21.5%
485 Madison Avenue, 23rd Floor
New York, NY 10022

Whitebox Convertible Arbitrage
Partners, LP	5,147,679	(9)	11.67%
c/o Whitebox Advisors LLC
3033 Excelsior Blvd, Suite 300
Minneapolis, MN 55416-4675

Whitebox Special Opportunities
Partners Series B, LP	3,881,032	(10)	8.8%
c/o Whitebox Advisors LLC
3033 Excelsior Blvd, Suite 300
Minneapolis, MN 55416-4675

Pandora Select Partners, LP	3,326,599	(11)	7.54%
c/o Whitebox Advisors LLC
3033 Excelsior Blvd, Suite 300
Minneapolis, MN 55416-4675

*           Less than 1%.

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares (44,105,481)) of the Company’s common stock outstanding as of March 14, 2009.  Each stockholder’s ownership is calculated as the number of shares of the common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive offers and other than the principal executive officer who were serving as executive officers at the end of 2008 and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2008.

(1)
Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.  Includes 300,000 of these restricted shares were issued to Mr. Doyle and an additional 300,000 restricted shares will be issued to Mr. Doyle on each of December 13, 2009, 2010, 2011 and 2012.

(2)
Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.  Includes 300,000 of these restricted shares were issued to Mr. Ippolito and an additional 300,000 restricted shares will be issued to Mr. Doyle on each of December 13, 2009, 2010, 2011 and 2012.

(3)	Includes 155,001 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes 25,000 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes 25,000 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes 7,292 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 3,125 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 5,318,182 shares issuable upon exercise of warrants at $1.65 a share. Includes 1,000,000 shares issuable upon exercise of warrants at $1.50 a share.
(9)	Includes 4,333,333 shares issuable upon exercise of warrants at $1.65 a share.
(10)	Includes 2,275,575 shares issuable upon exercise of warrants at $1.65 a share.
(11)	Includes 2,363,636 shares issuable upon exercise of warrants at $1.65 a share.

Equity Compensation Plans.  The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans.  We have two equity compensation plans, one approved by the Board of Directors in 2006, and another approved by the Board of Directors in 2008.  Epic’s stock option plans were not approved by its shareholders.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Incentive Stock Option Plan	—	—	2,000,000
Non-Qualified Stock Option Plan	1,309,500	$2.35	1,890,500

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all holders of its Debentures (the “Holders”), except for one holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. As part of the Amendment, Rex P. Doyle, Chief Executive Officer and a director of the Company, and John S. Ippolito, President of the Company, each agreed to transfer to each Holder, on, that Holder’s proportionate share of 3,209,877 shares, for an aggregate total of 6,419,754 shares (the “Shares”), of the Company’s common stock.  Messrs. Doyle and Ippolito also were parties to the Amendment, but only with respect to these transfers of the Shares and not with respect to any other provisions.

In July 2007, Epic formed a joint venture, Argos Asset Management, LLC (formerly known as Epic Exploration and Production LLC “Argos”), with Argos to acquire energy assets and oil and gas properties. Epic will manage the operations of the joint venture. Argos is responsible for providing capital required to acquire the assets on a project-by-project basis.  Epic will receive 20% of the net income from any asset or oil and gas property acquired by the joint venture until Argos receives 100% of the equity contributed by Argos to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and Argos. Tamer El-Rayess, a director for the Company as of March 2009, is a founder of UIV, LLC.  Mr. El-Rayess owns 100% of UIV, LLC.  UIV, LLC, as a member of Argos, has a 80% residual interest in Argos.  As of March 20, 2009, the joint venture was not considering any immediate acquisitions of working interests.

The Company has not implemented a formal written policy concerning the review of related party transactions, but compiles information about transactions between the Company and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Board of Directors annually reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence.

Director Independence

Our common stock trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that a majority of the board of directors be independent.  We have chosen to define an “independent” director in accordance with Section 121(A) of the listing standards of the American Stock Exchange.  Under this definition, we have determined that all of our directors, with the exception of Rex Doyle, currently qualify as an independent director.  We do not list the “independent” definition we use on our Internet website.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Effective February 21, 2007 Epic replaced Comiskey & Company with Malone & Bailey, P.C. as Epic's independent certified public accountants. Comiskey & Company audited Epic's financial statements for the fiscal years ended December 31, 2004 and 2005.

Malone & Bailey, P.C. audited Epic's financial statements for the years ended December 31, 2008 and 2007. The following table shows the aggregate fees billed to Epic by Malone & Bailey for the year ended December 31, 2008 and 2007.

	2008	2007

Audit Fees	$177,648	$116,105
Audit Related Fees	$29,290	$—
Tax Fees	$19,500	$—
All Other Fees	$—	$—

Audit fees represent amounts billed for professional services rendered for the audit of Epic's annual financial statements and the reviews of the financial statements included in Epic's 10-Q reports for the fiscal year. Before Malone & Bailey was engaged by Epic to render audit or audit related services, the engagement was approved by Epic's Directors.

ITEM 15.        EXHIBITS AND REPORTS ON FORM 10-K

(a)(1) and (a) (2)  Financial Statements And Financial Statement Schedules

All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

10.1	Agreement relating to the acquisition of the Carnrite Group, LLC	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.

10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.

10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.

10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.

Exhibit Number	Exhibit Name

10.6	Employment Agreement R. Rhinesmith.*	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.

10.7	Employment Agreement with Patrick Murray.*	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.

10.8	Gas Purchase Agreement with IACX Energy, LLC	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.

10.9	Consulting Agreement with R. Rhinesmith*	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.

10.10	Separation and Release Agreement with D. Reynolds.*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.

10.11	Amendment Agreement dated February 26, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.

21.	Subsidiaries

31.1	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.

Date: March 26, 2009	/s/ Rex P. Doyle
Rex P. Doyle
Chief Executive Officer

Date: March 26, 2009	/s/ Michael Kinney
Michael Kinney
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2009	/s/ Rex P. Doyle
Principal Executive Officer
Chief Executive Officer

Date: March 26, 2009	/s/ Michael Kinney
Chief Financial Officer
Principal Accounting Officer

Date: March 26, 2009	/s/W.Robert Eissler
W.Robert Eissler, Director

Date: March 26, 2009	/s/Dr. Robert Ferguson
Dr. Robert Ferguson, Director

Date: March 26, 2009	/s/John Otto
John Otto, Director

Date: March 26, 2009	/s/Alan Carnrite
Alan Carnrite, Director

Date: March 26, 2009	/s/Tamer El-Rayess
Tamer El-Rayess, Director

Date: March 26, 2009	/s/Martin Lipper
Martin Lipper, Director

ITEM 7. FINANCIAL STATEMENTS

The following financial statements and schedules that constitute Item 7 are filed as a part of this annual report.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epic Energy Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Epic Energy Resources, Inc. (Epic) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of Epic's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic as of December 31, 2008 and 2007 and the results of operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone−bailey.com
Houston, Texas
March 25, 2009

EPIC ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$4,785	$3,483
Restricted cash	-	3,400
Accounts receivable:
Billed, net of allowance of $6,570 and $636, respectively	10,690	11,335
Unbilled	388	3,447
Prepaid expenses and other current assets	2,027	949
Total Current Assets	17,890	22,614

Property and equipment, net	5,136	6,006
Assets held for sale:
Proved oil and gas properties (full cost method) and other oil and gas assets held for sale, net of accumulated impairments and depletion of $9,257 and $5,260, respectively	1,332	5,248
Other mineral reserves	783	783
Other assets held for sale	3,875	4,591
Other assets	45	209
Debt issuance costs, net of accumulated amortization of $481 and $28, respectively	1,548	1,690
Goodwill	18,837	32,624
Other intangible assets, net	12,666	985
Total Assets	$62,112	$74,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,404	$4,066
Bank overdrafts	-	3,442
Accrued liabilities	3,762	2,658
Deferred revenue	2,684	-
Customer deposits	4,505	1,358
Current liabilities associated with assets held for sale	4,072	291
Current portion of long term debt	7,815	3,208
Total Current Liabilities	28,242	15,023

Long-term liabilities associated with assets held for sale	-	2,993
Long-term debt	10,321	11,069
Deferred tax liability	1,775	-

Total Liabilities	40,338	29,085
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, no par value: 100,000,000 authorized, 43,495,160 and 42,948,921 shares issued and outstanding, respectively	41,783	40,699
Additional paid-in capital	15,014	13,417
Accumulated deficit	(35,023)	(8,451)
Total Stockholders’ Equity	21,774	45,665
Total Liabilities and Stockholders’ Equity	$62,112	$74,750

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data and per share data)

	Years ended December 31,
	2008	2007
REVENUES
Consulting fees	$39,605	$8,461
Reimbursed expenses	32,595	-
Total Revenues	72,200	8,461

OPERATING EXPENSES
Reimbursed expenses	29,508	2,104
Compensation and benefits	26,204	2,152
General and administrative	12,971	3,858
Professional and subcontracted services	7,421	1,128
Occupancy, communication and other	1,436	319
Depreciation and amortization	8,147	117
Impairment charges	1,835	-
Total Operating Expenses	87,522	9,678
Loss from Operations	(15,322)	(1,217)

OTHER INCOME (EXPENSE)
Interest and other income (expense), net	(309)	13
Interest expense	(6,207)	(348)
Total Other Expense, net	(6,516)	(335)
Loss from continuing operations before taxes	(21,838)	(1,552)
Income tax expense	10	20

LOSS FROM CONTINUING OPERATIONS	(21,848)	(1,572)
DISCONTINUED OPERATIONS:
Loss from operations of oil and gas segment	(4,724)	(2,811)

NET LOSS	$(26,572)	$(4,383)

LOSS PER COMMON SHARE - Basic and Diluted	$(0.62)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	43,014,409	38,946,918

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2006	53,441,601	$9,823	$331	$(4,068)	$6,086

Amortization of shares issued for compensation	-	185	-	-	185
Amortization of stock options and stock bonuses	-	77	-	-	77
Shares retired by officers and other	(23,230,655)	(24)	-	-	(24)
Shares issued for services	43,500	127	1	-	128
Shares issued for cash to private investors	564,500	523	-	-	523
Shares issued for the acquisition of Carnrite	4,914,400	16,217	-	-	16,217
Shares issued for the acquisition of Pearl	1,786,240	5,627	-	-	5,627
Sale of stock and warrants via private placement	5,429,335	8,144	-	-	8,144
Warrants issued with debentures	-	-	13,085	-	13,085
Net loss	-	-	-	(4,383)	(4,383)
BALANCE, December 31, 2007	42,948,921	$40,699	$13,417	$(8,451)	$45,665

Shares issued for the acquisition of EIS	333,333	1,050	-	-	1,050

Shares issued for services	146,239	34	-	-	34
Issuance of vested shares	66,667	-	-	-	-
Amortization of stock options and stock bonuses	-	-	1,287	-	1,287
Warrants issued for debentures	-	-	310	-	310
Net loss	-	-	-	(26,572)	(26,572)

BALANCE, December 31, 2008	43,495,160	$41,783	$15,014	$(35,023)	$21,774

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(26,572)	$(4,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,184	117
Allowance for doubtful accounts	5,934	-
Amortization of debt discount and debt issuance costs	3,691	235
Stock based compensation expense	1,321	365
Lease operating expenses	434	-
Loss on sale / disposal of property and equipment	749	-
Impairment charges	5,796	2,167
Accretion expense	9	9
Imputed interest on acquisition	-	115
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	(2,613)	1,134
Prepaid expenses and other current assets	(1,073)	109
Other non-current assets	163	(5)
Accounts payable	1,265	(2,276)
Accrued liabilities	1,364	(1,617)
Deferred revenue	2,684	-
Customer deposits	3,147	1,358
Net cash provided by (used in) operating activities	4,483	(2,672)
CASH FLOWS FROM INVESTING ACTIVITIES:
Use (funding) of restricted cash	2,492	(3,400)
Purchases of property and equipment	(1,396)	(302)
Proceeds from sale of property and equipment	665	-
Acquisition of EIS, net of cash received	(232)	-
Acquisition of Carnrite, net of cash received	-	49
Acquisition of Pearl, net of cash received	-	(20,372)
Investment in joint venture	-	(23)
Net cash provided by (used in) investing activities	1,529	(24,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdrafts	(3,442)	3,442
Payments on debt	(1,268)	(2,162)
Proceeds from debt	-	21,385
Debt issuance costs	-	(1,719)
Net proceeds from issuance of common stock	-	8,667
Net cash provided by (used in) financing activities	(4,710)	29,613
Net increase in cash and cash equivalents	1,302	2,893
Cash and cash equivalents, beginning of year	3,483	590
Cash and cash equivalents, end of year	$4,785	$3,483
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,404	$6
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable used to purchase property and equipment	$488	$-
Stock issued for acquisition of EIS	$1,050	$-
Note payable used to purchase oil and gas properties	$-	$194
Stock issued for acquisition of Pearl	$-	$5,627
Stock issued for acquisition of Carnrite	$-	$16,218

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Epic Energy Resources, Inc (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic consists of its wholly owned subsidiaries The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”), and Epic Integrated Solutions, LLC (“EIS”). Epic Energy Resources, Inc and its subsidiaries (the “Company”) is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also formed an operational joint venture with Argos Asset Management, LLC (formerly known as Epic Exploration & Production, LLC, “EE&P”) to co-invest in infrastructure related projects with Epic’s clients. It is expected that the co-investment projects will primarily be projects in which the Company provides engineering, design, construction management and operational services related to pipeline, gathering and compression systems, including oil and gas processing facilities.

2. Summary of Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States of America (“GAAP”) and include the accounts of the Company and its subsidiaries.  Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of oil and gas properties, goodwill and intangible assets, revenue recognition on uncompleted contracts, allowance for doubtful accounts, and the valuation of stock options and warrants.

Reclassifications

Certain items from the December 31, 2007 consolidated financial statements have been reclassified in the December 31, 2008 financial statements to conform to current year presentation. There is no effect on net income, cash flows or stockholder’s equity as a result of these reclassifications.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2008, the Company had approximately $4,198,000 of cash deposits in excess of FDIC insured limits at various financial institutions.

Restricted Cash

Restricted cash consists of reserves for payments to pay income taxes for the former owners of Pearl and amounts held in escrow related to sales of common stock.

Accounts Receivable

Billed accounts receivable represent amounts due from customers for services performed and are presented at their billed amount less an allowance for doubtful accounts.   Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates  As of December 31, 2008 and 2007, 5 customers’ balances each represented 80% and 82% of accounts receivable, respectively.  As of December 31, 2008 and 2007, the Company had unbilled receivables of $388,000 and $3,447,000, respectively.

The Company records an allowance for doubtful accounts on receivables based on historical collection experience and a review of the current status of the trade accounts receivable. As of December 31, 2008 and December 31, 2007, management determined that an allowance for doubtful accounts of $6,570,000 and $636,500, respectively, was required based on management's assessment of the collectability of accounts receivable.    Management believes the carrying amount of accounts receivable in the accompanying consolidated balance sheets approximates the net realizable value.

Crude Oil and Natural Gas Activities

Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. The Securities and Exchange Commission (“SEC”) Regulation S-X defines the financial accounting and reporting standards for companies engaged in crude oil and natural gas activities and use of the full cost method. We have chosen to follow the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. The Company also capitalizes internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. Effective with the adoption of Statement of Financial Accounting Standards No. 143 in 2003, the carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result our financial statements will differ from companies that apply the successful efforts method since the Company will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

At the time it was adopted, management believed that the full cost method would be preferable, as earnings tend to be less volatile than under the successful efforts method. However, the full cost method makes the Company more susceptible to significant non-cash charges during times of volatile commodity prices because the full cost pool may be impaired when prices are low. These charges are not recoverable when prices return to higher levels. The Company’s crude oil and natural gas reserves have a relatively long life. However, temporary drops in commodity prices can have a material impact on the business including impact from the full cost method of accounting.

Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The full cost ceiling test is an impairment test prescribed by SEC Regulation S-X Rule 4-10. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value, based upon a 10% discount rate, of the future net cash flows from proved crude oil and natural gas reserves calculated using constant prices based upon pricing in effect at yearend, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and reported earnings. The risk that the Company will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if the Company experience substantial downward adjustments to the estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

Estimates of the proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;
•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

The Company’s proved reserve information included in this report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.  It should not be assumed that the present value of future net cash flows is the current market value of the estimated proved reserves. In accordance with SEC requirements, the Company bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the balance sheets and a 10% discount rate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the balance sheets. During 2008, the Company recorded an impairment related to its oil and gas reserves of $3,960,919.

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

Property and Equipment

Property and equipment is stated at cost net of accumulated depreciation. Depreciation and amortization is recorded utilizing the straight-line method over the estimated useful lives, ranging from 3 to 10 years. Leasehold improvements are depreciated over the shorter of the useful life or the lease term.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), the Company periodically assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. FAS 144 requires impairment losses to be recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal.  At December 31, 2008, the Company recorded an impairment loss of $330,000 related to an asset held for sale.

Debt issuance costs

Debt issuance costs consist of amounts paid to lenders and third parties in connection with obtaining debt financing.  These costs are being amortized and included in interest expense using the effective interest method over the related debt agreements.  Amortization expense related to the debt issuance costs for the years ended December 31, 2008 and 2007 were $452,252 and $28,650, respectively.

Goodwill and Other Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) requires that goodwill and certain intangible assets be assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company’s evaluation of goodwill completed during the year ended December 31, 2008 resulted in no impairment losses.

The impairment test for other indefinite–lived intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  As of December 31, 2008, indefinite-lived intangible asset consists of the trade names of Epic’s subsidiaries.  Management has determined that there is an impairment loss of $578,612 at December 31, 2008 related to the trade names.

As of December 31, 2008 and 2007, amortizable intangible assets consist of employment contracts, backlog, patents, and customer related intangible assets.  The employment contracts are being amortized on a straight-line basis over their estimated useful life of 30 months, backlog is being amortized on a straight-line basis over their estimated useful lives of 1 to 3 years and the customer related intangible assets are being amortized on a weighted average life of approximately 6 years.  At December 31, 2008, the Company has recorded an impairment loss of $926,471 related to its intangible assets.

Customer Deposits

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

Asset Retirement Obligations (“ARO”).

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The estimated fair value of cash, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the short-term nature of these instruments. The carrying value of long-term debt also approximates fair value since their terms are similar to those in the lending market for comparable loans with comparable risks. None of these instruments are held for trading purposes.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 does not require any new fair value measurements.  FAS 157 establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  We have partially adopted FAS 157 as of January 1, 2008 except for those non-recurring measurements for non-financial assets and non-financial liabilities subject to the partial deferral in FASB Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157,” (“FSP 157-2”).  The adoption of FAS 157 did not have an impact on the Company’s consolidated financial position or operating results.   FSP 157-2 delays the effective date of FAS 157 from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of this statement for non-financial assets and liabilities is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Revenue Recognition

Revenue includes fees primarily generated from engineering and consulting services provided. The Company recognizes revenue from these engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable but may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is included in unbilled accounts receivable in the accompanying Consolidated Balance Sheets. Cash collections and invoices generated in excess of revenue recognized are included in deferred revenue in the accompanying Consolidated Balance Sheets, until the revenue recognition criteria are met. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Contract losses are recorded in the period  they become known. Client reimbursable expenses, including those relating to materials, travel, other out-of-pocket expenses and any third-party costs, are recorded gross with the exception of certain contractual agreements which provide for an agreed upon percentage mark-up on materials purchased on behalf of clients. In accordance with EITF 99-16, these revenues are included in reimbursed expense revenue; and the costs are included in operating expenses as reimbursed expenses in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. FAS 123(R), Share Based Payment, (FAS 123(R).  FAS 123(R) requires companies to estimate the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Income Taxes

As required under FAS No. 109, Accounting for Income Taxes (“FAS 109”), we account for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, and (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, we recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Earning Per Share

Earnings per share data for all periods presented have been computed pursuant to Statement of Financial Accounting Standards No. 128, Earnings per Share that requires a presentation of basic earnings per share (“Basic EPS”) and diluted earnings per share (“Diluted EPS”). Basic EPS is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted EPS is the same as Basic EPS for all periods presented because potential common stock equivalents were anti-dilutive. Common stock equivalents of 32,797,018 and 23,828,961, at December 31, 2008 and 2007, respectively, were excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under FAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions.  FAS 141R includes a substantial number of new disclosure requirements that enable the evaluation of the nature and financial effects of the business combination.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period  beginning on or after December 15, 2008. The Company is currently evaluating the impact of the provisions of FAS 141R on its financial position, results of operations, and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the provisions of FAS 160  on the consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. Management believes that the adoption of this standard will not have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162).  This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statement of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

3.  Business Combinations

During the year ended December 31, 2008, the Company finalized the purchase price allocations associated with the acquisitions of Carnrite, Pearl and EIS.

Carnrite

In 2007, Epic acquired Carnrite for 4,850,844 shares of its restricted common stock. Of these 4,850,844 shares, 1,673,034 shares were awarded to key employees of Carnrite and will be required to be returned to the Company if the employees voluntarily terminate their employment prior to March 28, 2009.  In accordance with EITF No. 95-8 “Accounting for Contingent Consideration Paid to the Shareholders for an Acquired Enterprise in a Business Combination” (“EITF 95-8”), this contingent consideration is considered additional purchase price consideration.

The value of the common stock at the acquisition date was $16,007,785 or $3.30 per share (Epic’s stock price on the acquisition date). In addition Epic issued 63,556 shares of restricted common stock valued at $209,735, as a transaction fee to an individual that assisted with the acquisition. The accompanying Consolidated Statement of Operations includes the operations of Carnrite for the period from July 1, 2007 through December 31, 2007.

The acquisition and related transaction were treated as a purchase business combination for accounting purposes and Carnrite’s assets acquired and liabilities assumed were recorded at their fair value. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill.

During 2008, the Company finalized its purchase price allocation and assigned $5,571,000 of previously identified goodwill to trade name, employment contracts, backlog and customer relationships. The finalized aggregate purchase price of Carnrite was $16,102,520 and consisted of 4,914,400 shares of restricted common stock valued at $3.30 per share less purchase price adjustments of $115,000. The following table presents the finalized allocation of the purchase price to the assets acquired and the liabilities assumed, based on fair values (in thousands):

Cash	$48
Receivables from customers	1,208
Property and equipment	26
Other assets	5
Trade name	1,439
Employment contracts	1,147
Backlog	2,524
Customer relationships	461
Goodwill	9,918
Total assets acquired	16,776
Accounts payable	311
Line of credit	362
Total liabilities assumed	673
Net assets acquired	$16,103

Pearl

In 2007, Epic acquired Pearl for 1,786,240 shares of its common stock and cash of $19,928,000.

The acquisition was treated as a purchase business combination for accounting purposes and Pearl’s assets acquired and liabilities assumed were recorded at their fair value. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill.

During 2008, the Company finalized its purchase price allocation and assigned $12,500,000 of previously identified goodwill to trade name, backlog customer relationships and other intangible. The finalized aggregate purchase price of Pearl was $25,554,656 and consisted of 1,786,240 shares of common stock valued at $3.15 per share, the closing price on the day of acquisition and $19,928,000 of cash.  The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on fair values (in thousands):

Receivables from clients	$14,727
Property and equipment	10,371
Other assets	463
Customer relationships	5,700
Backlog	2,100
Trade name	4,700
Other intangible	990
Goodwill	7,934
Total assets acquired	46,985

Accounts payable	5,935
Bank overdrafts	1,352
Accrued liabilities	4,538
Deferred tax liability	1,775
Debt	6,330
Line of credit	1,500
Total liabilities assumed	21,430
Net assets acquired	$25,555

EIS

In 2008, Epic acquired EIS, for 1,000,000 shares of its restricted common stock and cash of $867,000.  The effective date of the acquisition was January 1, 2008.   In addition, a note payable for $1,400,000 was issued, which will be paid to the prior owners of EIS in periodic installments from 2009 through 2011.

The acquisition was treated as a purchase business combination for accounting purposes and EIS’s assets acquired and liabilities assumed were recorded at their fair value. Among the provisions of SFAS No. 141, criteria have been established for determining whether intangible assets should be recognized separately from goodwill.

The aggregate finalized purchase price of EIS was $3,317,000 and consisted of 1,000,000 shares of restricted common stock valued at $1.05 per share, the closing price on the day of acquisition, a note in the amount of $1,400,000 and $867,000 of cash.  The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed, based on their relative fair values (in thousands):

Cash	$635
Receivables from clients	233
Property and equipment	117
Other assets	5
Customer relationships	800
Backlog	500
Trade name	120
Goodwill	985
Total assets acquired	3,395

Accounts payable	73
Accrued liabilities	5
Total liabilities assumed	78
Net assets acquired	$3,317

Summarized below is the unaudited pro forma statement of operations for the year ended December 31, 2007 had the acquisitions of Carnrite, Pearl and EIS taken place as of January 1, 2007 (in thousands):

Revenues	$62,199
Operating expenses	62,700
Other expenses, net	(5,632)
Net loss	$(6,133)
Net loss per share	$(0.16)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

4. Costs and Estimated Earnings On Uncompleted Contracts

Costs and Estimated earnings consisted of the following at December 31, 2008 (in thousands):

2008
Costs incurred on uncompleted contracts	$1,981
Estimated earnings	86
2,067
Less billings to date	(2,129)
$(62)

The amounts noted above are included in the following captions in the accompanying consolidated balance sheets at December 31, 2008 (in thousands):

Uncompleted contracts
Unbilled receivables	$5
Deferred revenue	(67)
$(62)
Other contracts
Unbilled receivables	383
Deferred revenue	(2,617)
$2,234

There were no uncompleted contracts as of December 31, 2007.

5. Oil and Gas Properties

In December 2006 Epic acquired a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves at December 31, 2006 of 3,717 barrels of oil and 2,793,000 MCF of gas.  The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000.  We based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million.  As of December 31, 2008, the Company has recorded $9,189,949 of ceiling test impairments to the Kansas properties, including $3,960,919 of impairment in 2008 and a balance of $5,229,030 impairment as of December 31, 2007.  The Company recorded $36,909 and $30,814, respectively, of depletion expense on these properties for the years ended December 31, 2008 and 2007.

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

Subsequent to December 31, 2008, the Company sold the Kansas and Oklahoma properties to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc subject to the Company’s retention of an overriding royalty interest covering the Kansas property.  The Company recorded a $2,110,066 gain on the sale of the Kansas and Oklahoma properties in February 2009.  Since the Kansas and Oklahoma properties were held for sale prior to December 31, 2008, the properties and their related assets, liabilities, and identifiable results of operations have been shown separately as discontinued operations on the accompanying consolidated balance sheet and statement of operations.Assets and liabilities of discontinued operations consisted of the following (in thousands):

	December 31,
	2008	2007
ASSETS
Assets held for sale:
Proved oil & gas properties, net	$1,332	$5,248
Other mineral reserves	783	783
Assets of discontinued operations	$2,115	$6,031

LIABILITIES
Current Liabilities:
Accrued interest	$547	$284
Asset retirement obligation	230	7
Note payable	3,295	-
	4,072	291
Long-term liabilities:
Long-term debt	-	2,850
Asset retirement obligation	-	143
	-	2,993
Total liabilities of discontinued operations	$4,072	$3,274

6. Other Mineral Reserves

Our proved oil and gas properties in Kansas contain Helium reserves estimated at between 1% and 2% of the proved gas reserves of the property. Due to current economic conditions and the impact on prices in the oil and gas industry, drilling of new wells to extract Helium reserves would not result in a commercial venture at the present time. Consequently there are no immediate plans to pursue harvesting the Helium reserves.

7. Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007
Vehicles	$2,731	$2,222
Computer equipment	2,521	859
Office furniture and equipment	825	577
Leasehold improvements	555	316
Construction in progress	-	2,102
	6,632	6,076
Less: Accumulated depreciation and amortization	(1,496)	(70)
Property and equipment, net	$5,136	$6,006

Depreciation and amortization expense was $1,841,840 and $112,119 for the years ended December 31 2008 and 2007, respectively.

In 2008, the Company adopted a plan to dispose of its airplane. The Company expects that the final sale and disposal of the assets will be completed in 2009. In connection with the plan of disposal, the Company has determined that the carrying value of the airplane exceeded its fair value. Consequently, the Company recorded an impairment loss of $330,000 which represents the excess of the carrying value of the airplane over its fair value, less costs to sell. The impairment loss is recorded as a separate line item (“Impairment charge”) in the Consolidated Statements of Operations at December 31, 2008. The carrying value of the airplane that is held for sale is separately presented in the Consolidated Balance Sheets in the caption “Other assets held for sale,” and these assets are no longer depreciated.

8. Goodwill and Other Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of the following  (in thousands):

	December 31, 2008
	Carrying amount	Accumulated amortization	Impairment loss	Net book value
Customer relationships	$6,961	$(358)	$-	$6,603
Backlog	5,124	(5,124)	-	-
Employment contracts	1,147	(764)	-	383
Patent	990	(64)	(926)	-
Indefinite-lived trade name	6,259	-	(579)	5,680
Total	$20,481	$(6,310)	$(1,505)	$12,666

Amortization expense related to the above intangible assets for the years December 31, 2008 and 2007 was $6,305,000 and $5,000, respectively. Based on the carrying value of intangible assets recorded at December 31, 2008 and, assuming no subsequent impairment of the underlying assets, the aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2009	$1,725
2010	1,342
2011	1,342
2012	1,342
2013	1,212
Thereafter	23
Total	$6,986

During the years ended December 31, 2007 and 2008, the Company completed three business acquisitions.  The purchase price and costs associated with the acquisitions exceeded the preliminary estimated fair value of the net assets acquired by $32,624,000, which was preliminarily assigned to goodwill for the two acquisitions completed in 2007.  During 2008, we completed the valuation of the intangible assets acquired in the transactions and allocated $18,070,000 of the goodwill to customer relationships, backlog, employment contracts and trade name.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, are as follows (in thousands):

Balance January 1, 2007	$-
Pearl acquisition	17,136
Carnrite acquisition	15,488
Balance, December 31, 2007	32,624
EIS acquisition	985
Pearl additional purchase price	908
Carnrite purchase price allocation adjustments	(5,570)
Pearl purchase price allocation adjustments	(10,110)
Balance, December 31, 2008	$18,837

At December 31, 2008, the Company performed their annual test of goodwill for impairment. The goodwill was tested by performing the two-step goodwill impairment test. For the year ended December 31, 2008, no impairments were recorded.

9. Asset Retirement Obligations

The following table indicates the changes to the Company’s asset retirement obligations account which have been included in other oil and gas assets held for sale and current and long-term liabilities associated with assets held for sale on the accompanying consolidated balance sheets:

Balance, December 31, 2006	$150
Revision in estimated liabilities	(19)
Accretion expense	9
Balance, December 31, 2007	$140
Revision in estimated liabilities	81
Accretion expense	9
Balance, December 31, 2008	$230

Current asset retirement obligation	$7
Long-term asset retirement obligation	223
Total asset retirement obligation	$230

10. Long-Term Debt

In December 2006, the Company entered into a $2,500,000 note payable that is secured by the Rush County Kansas property. The term of this note is 42 months and bears an interest rate of 10%. Monthly principal and interest payments are due of approximately $72,000.  As defined in the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note.  During 2008 and 2007, the balance of the note increased by $444,698 and $290,628, respectively.  The balance of this note at December 31, 2008 and 2007 is $3,295,000 and $2,860,000, respectively. Subsequent to December 31, 2008, the Company sold the properties associated with this note payable and the note payable was assumed by the third party.

In December 2007, Epic issued $20,250,000 of 10% Secured Debentures (“Debentures”).  The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1.  Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625.  Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holder.  The Company did not make the December 1, 2008 principal payment (see information below).  This note was amended in February 2009.  The balance of the Debentures presented on the balance sheet at December 31, 2008 and 2007 of $10,611,000 and $7,371,000, respectively, is net of unamortized discounts of $9,639,000 and $12,879,000, respectively.

On February 26, 2009, the Company signed an Amendment Agreement that includes the following:

As consideration from the Debenture Holders, pursuant to the terms of the Amendment, the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.

On March 13, 2009, debentures with a principal amount of $250,000 were repurchased by the Company for $156,250.

In 2008, the Company entered into a note payable related to the EIS acquisition.   On February 20, 2009, the Parties agree that the schedule for EPIC’s payment of the remaining $1,070,000 in cash will be as follows: $250,000 on April 1, 2010, $250,000 on July 1, 2010, $250,000 before October 1, 2010, and $320,000 on January 1, 2011 (referred to collectively as the “Cash Payments”).  Each of the Cash Payments will be allocated among Wright, R. Harvey and T. Harvey on a percentage basis, with Wright receiving 50%, R. Harvey receiving 25%, and T. Harvey receiving 25% of the Cash Payments.  The balance of this note at December 31, 2008 and 2007 is $1,320 and $0, respectively.

The following four notes are held by the Pearl subsidiary:

In November 2006, the Company entered into a note payable for $4,845,000 related to its purchase of an aircraft.  The 12 year note with an annual interest rate of 6.81% is due on November 27, 2018, with principal and interest payable monthly in the amount of $49,336.

In May 2007, the Company entered into a note payable for $100,000 related to tenant improvements at its expanded Lakewood, CO office.  The 5 year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly in the amount of $1,887.

In June 2007, the Company entered into a note payable for $872,909 related to its Microsoft ERP system implementation.  The 3 year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly in the amount of $27,052.

In April 2008 and December 2008, the Company entered into two separate notes payable for $1,390,000 and $488,000 respectively to finance the Company owned vehicles.  The 3 year notes with an annual interest rate of 5.50% are due April 1, 2011 and December 1, 2011, with principal and interest payable monthly of about $56,850.

As of December 31, 2008 and 2007, the above notes payable have a total outstanding balance of $6,205,000 and $6,906,000, respectively.

Debt at December 31, 2008 and 2007 consists of the following (in thousands):

	2008	2007
10% secured debentures	$20,250	$20,250
Debt discount	(9,639)	(12,879)
10% secured debentures, net	10,611	7,371
Note payable secured by assets acquired	9,500	9,766
Note payable – EIS acquisition	1,320	-
Total debt	21,431	17,137
Less: current maturities	11,110	3,208

Total long-term debt	$10,321	$13,929

Aggregate annual future maturities of long-term debt are as follows (in thousands):

2009	$11,110
2010	6,951
2011	5,948
2012	4,184
2013	408
Thereafter	2,469
31,070
Less debt discount	(9,639)
Total	$21,431

11. Stockholders' Equity

On March 12, 2007, Epic's Chief Executive Officer and President surrendered to the Company a total of 23,230,000 shares of common stock. This action was taken in order to place the Company in a favorable position to attract the equity and debt financing required to continue to execute its business plan.

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

In August 2007, a total of 3,177,810 shares of restricted common stock were issued in conjunction with the Carnrite acquisition.  An additional 1,673,034 shares were awarded to key employees of Carnrite as retention shares. See Note 3.

In December 2007, a total of 1,786,240 shares of restricted common stock were issued with the acquisition of Pearl. See Note 3.

A total of 43,500 shares were issued to consultants for services rendered with a value of $127,100 during the year ended December 31, 2007.

On December 5, 2007 Epic sold 4,406,334 shares of its common stock to a group of private investors for gross proceeds of $6,609,501, or $1.50 per share.  The investors also received warrants which entitle the holders to purchase up to 4,406,334 shares of Epic’s common stock.  The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On December 31, 2007 Epic sold an additional 1,023,001 shares of its common stock to a group of private investors for gross proceeds of $1,534,502 or $1.50 per share.  Of the total proceeds, $634,500 had not been received as of December 31, 2007 and was included in prepaid expenses and other current assets.  This amount was collected in January 2008.  The investors also received warrants which entitle the holders to purchase up to 1,023,001 shares of Epic’s common stock.  The warrants are exercisable at a price of $1.50 per share and expire on December 5, 2012.

On February 20, 2008, Epic granted 1,000,000 shares of its restricted common stock in conjunction with the EIS acquisition (See Note 3).  The 1,000,000 shares will vest annually over a three year period. As of December 31, 2008, 333,333 of these shares have been distributed to the prior owner’s of EIS totaling $1,050,000. All or a portion of the unvested shares issued to each officer will be forfeited and returned to the Company if the officer voluntarily terminates his or her employment prior to February 20, 2011.

During 2008, the Company issued 146,239 shares of common stock for services. The stock was valued at the price on the date of issuance which was approximately $34,000. The stock value is included in compensation expense for the year ended December 31, 2008 in the accompanying Consolidated Statement of Operations. The shares were included in the calculation of weighted average shares outstanding for the year ended December 31, 2008.

Warrants

Between October 2006 and April 2007, Epic raised $1,414,700, net of commissions to individuals, from the sale of 1,455,100 shares of its common stock, plus 491,500 Series A warrants and 963,600 Series B warrants, to private investors.  The Series A warrants entitled the holders to purchase one share of Epic’s common stock at a price of $2.00 per share.  The warrants expired on December 31, 2007.  Each Series B warrant entitles the holder to purchase one share of Epic’s common stock at a price of $2.50 per share at any time prior to September 30, 2009.

In conjunction with the issuance of common stock to private equity investors in December 2007, the Company issued Series C warrants to acquire 5,429,335 shares of common stock at $1.50 per share. In addition, warrants to purchase 184,333 shares of common stock at $1.50 per share were issued to third parties assisting in the transaction.  Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the fair value of the warrants to be $2,830,307 as of the date of the transaction.
In accordance with FASB Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, the Company has accrued $950,100 at December 31, 2008 related to liquidated damages in connection with the registration of the common shares related to the acquisition of Pearl.

In conjunction with the issuance of $20,250,000 of debentures in December 2007, the Company issued Series D warrants to purchase 15,954,545 shares of common stock at $1.65 per share. In addition, warrants to purchase 1,116,818 shares of common stock at $1.65 per share were issued to third parties assisting in the transaction.  Under the Black Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction.  Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures.  The debt discount is being amortized to interest expense using the effective interest method over the life of the debentures, which mature on December 1, 2012.  For the years ended December 31, 2008 and 2007, $3,239,190 and $206,808, respectively, of debt discount was amortized to interest expense.

A summary of warrant activity for the years ending December 31, 2008 and 2007 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price
Warrants outstanding, January 1, 2007	897,100	$2.38
Warrants issued in private placements	6,171,668	$1.48
Warrants issued with debentures	17,071,363	$1.65
Warrants expired / forfeited	(491,500)	$2.00
Warrants outstanding, December 31, 2007	23,648,631	$1.65
Warrants issued	-	-
Warrants expired / forfeited	-	-
Warrants outstanding, December 31, 2008	23,648,631	$1.65

As of December 31, 2008, the range of warrant prices for shares under warrants, the weighted average remaining contractual life and the aggregate intrinsic value is as follows:

	Exercise Price	Number of Warrants	Weighted Average Contractual Life (in months)	Aggregate Intrinsic Value
Series B Warrants	$2.50	963,600	9.5	$-
Series C Warrants	$1.50	5,613,668	47.0	-
Series D Warrants	$1.65	17,071,363	47.0	-
		23,648,631		$-

12. Stock based compensation

Restricted Stock

Restricted stock grants consist of the Company's common stock and generally vest after two or three years, with the exception of grants under the Epic Non-employee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of cash payments. Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant. For the years ended December 31, 2008 and 2007, the Company granted 3,000,000 and 600,000 shares, respectively, to two officers.  For the years ended December 31, 2008 and 2007, compensation expense of $494,779 and $19,529, respectively, were recorded related to these shares.

A summary of restricted stock grant activities as of December 31, 2008 and 2007 are presented below:

Non-vested restricted stock at January 1, 2007	-
Granted	600,000
Vested	-
Terminated	-
Non-vested restricted stock at December 31, 2007	600,000
Granted	3,000,000
Vested	-
Terminated	-
Non-vested restricted stock at December 31, 2008	3,600,000
Vested restricted stock at December 31, 2008		-

Stock Options

The Company’s 2006 Employee Share Option Plan (the Plan), which is Board-approved, permits the grant of share options and shares to its employees for up to 10.0 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. The exercise price of each stock option equals the closing market price of Epic’s stock on the date of grant. Options can generally be exercised over a term of between 3 and 10 years. Options vest ratably over 3 to 5 years. The fair value of each option grant during the year ended December 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected life of 5 to 6 years, volatility of 59% to 108% and a risk-free interest rate of 1.8% to 3.6%.  The fair value of each option grant during the year ended December 31, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected life of 5 years, volatility of 41% to 59% and a risk-free interest rate of 3.5% to 5.0%.  The weighted average fair value of the options granted in 2008 and 2007 was $0.39 and $1.74, respectively.

A summary of stock option activity the years ended December 31, 2008 and 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Options outstanding, January 1, 2007	600,000	$1.75	-	$-
Options granted	1,011,000	$3.29	3.9	$-
Options exercised	-	-	-	$-
Options expired/forfeited	-	-	-	$-
Options outstanding, December 31, 2007	1,611,000	$2.72	2.4	$-
Options granted	930,500	$0.84	9.6	$-
Options exercised	-	-	-	$-
Options expired/forfeited	-	-	-	$-
Options outstanding, December 31, 2008	2,541,500	$2.03	5.1	$-
Options exercisable at December 31, 2008	1,516,200	$1.61	5.1

A summary of the status of the Company’s non-vested options as of December 31, 2008 is as follows:

		Weighted
		Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested as of December 31, 2007	1,161,000	$1.53
Granted	330,500	$0.53
Vested	(466,200)	$1.23
Unvested as of December 31, 2008	1,025,300	$1.35

As of December 31, 2008, there was approximately $1,315,000 of total unrecognized compensation cost (including the impact of expected forfeitures as required under FAS 123R) related to unvested share-based compensation arrangements that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of 4 years. The total fair value of shares vested during the year ended December 31, 2008 and 2007 was $759,000 and $17,000, respectively.

 No options were exercised during the years ended December 31, 2008 and 2007.

13. Income Taxes

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rate expected to be in effect during the year in which the basis differences reverse.

The provision for income taxes is comprised of the following (in thousands):

	2008	2007
Current state	$10	$20
Provision for income taxes	$10	$20

Deferred income tax assets and liabilities consist of the following (in thousands):

	2008	2007
Current deferred tax assets (liabilities):
Allowance for doubtful accounts	$2,481	$216
Accrued liabilities	454	-
Deferred revenue	1,014	-
Stock options	512	17

Non-current deferred tax assets (liabilities):
Trademark	(1,775)	-
Long-lived assets	2,028	1,891
Accounting method change	(464)	-
Notes payable	477	-
Asset retirement obligation	61	50
Other	30	45
Net operating loss carry forwards	1,605	929
Total deferred tax assets	6,423	3,148
Valuation allowance	(8,198)	(3,148)
Net deferred tax (liability)	$(1,775)	$-

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	2008	2007
Expected federal tax benefit	34.0%	34.0%
Permanent differences	(4.0)%	-
Other	1.0%	-
Change in valuation allowance	(31.0)%	(34.0)%
	0.0%	0.0%

SFAS Statement No. 109 requires that the Company reduce its deferred tax assets by a valuation allowance if, based on the weight of the available evidence, it is not more likely than not that all or a portion of a deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income may be subject to a substantial annual limitation, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred.  Based on the judgment of management at this time, a valuation allowance has been recorded on all deferred tax assets recorded on its books.

At December 31, 2008 and 2007, the Company had federal net operating loss carryforwards of approximately $4.2 and $2.7 million, respectively. The federal tax net operating loss carryforwards will begin to expire in 2025.

Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

We adopted the provisions of FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company determined that no liability for uncertain tax positions was required.

14.  Commitments and Contingencies

We currently and from time to time are subject to claims and suits arising in the ordinary course of business, including employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial condition, results of operations or cash flows. The ultimate determination of such claims cannot be determined at this time.

Operating Leases

The Company leases various office space in the Houston Metropolitan area with leases ranging from $2,500 to $12,500 per month that expire through 2015.

The primary offices of Pearl are located at Lakewood, Colorado.  The 30,552 square feet of office space is occupied under a lease requiring rental payments of $42,168 per month.  Pearl has eight branch offices and facilities in Colorado, Wyoming, Montana and Utah.  The rental for all of the branch offices is approximately $18,900 per month.

Future minimum rental payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year of more, consisted of the following as of December 31, 2008:

2009	$838,000
2010	673,000
2011	547,000
2012	203,000
2013	144,000
Thereafter	165,000
Total	$2,570,000

15. Operating Results and Segment Information

Selected operating results and segment information for the years ended December 31, 2008 and 2007 are as follows:

	Engineering Services	Oil & Gas (Discontinued)	Total
12 Months Ended December 31, 2008
Revenues from operations	$72,200	$-	$72,200
Net operating loss from operations	$(21,848)	$-	$(21,848)
Loss from discontinued operations	$-	$(4,724)	$(4,724)
Assets held for sale	$3,875	$2,115	$5,990
Capital Expenditures	$1,396	$-	$1,396
Depreciation	$1,842	$-	$1,842
12 Months Ended December 31, 2007
Revenues from operations	$8,461	$-	$8,461
Net operating loss from operations	$(1,572)	$-	$(1,572)
Loss from discontinued operations	$-	$(2,811)	$(2,811)
Assets held for sale	$4,591	$6,031	$0,622
Capital Expenditures	$302	$-	$302
Depreciation	$112	$-	$112

16. Subsequent Event

The number of common shares depicted on the Consolidated Statements of Stockholders’ Equity at December 31, 2008 was 43,495,160 compared to 44,105,481 on March 14, 2009.  The 610,321 share difference resulted from the vesting of shares to Pearl employees.

SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

All of our operations are directly related to oil and gas producing activities located in Kansas and Oklahoma; we did not own or participate in any oil and gas properties prior to January 1, 2006.

We are not reporting on proved undeveloped reserves in this period due to the current economic conditions, including low natural gas prices, which would render development to be uneconomical and thus would not result in a commercial venture at the present time.

Capitalized Costs Relating to Oil and Gas Producing Activities

Year Ended December 31	2008	2007
Proved oil and gas properties	$5,098,782	$10,358,626
Unproved oil and gas properties	-	-
Total capitalized costs	5,098,782	10,358,626
Less: Impairment allowance	(3,960,919)	(5,229,030)
Less: Accumulated depreciation	(36,909)	(30,814)
Total	$1,100,954	$5,098,782

Costs Incurred in Oil and Gas Producing Activities

	December 31,
Year Ended December 31	2008	2007
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	-	-
Development costs	-	-
Exploration costs	-	-
Asset retirement costs recognized under SFAS No. 143	230,256	148,964
Total costs incurred	$230,256	$148,964

Results of Operations from Oil and Gas Producing Activities

	December 31,
Year Ended December 31	2008	2007
Oil and gas revenues	$26,572	$9,674
Production costs and taxes	(442,689)	(383,280)
Depreciation and amortization and ARO accretion	(45,763)	(9,717)
Results of operations before income taxes	(461,880)	(383,323)
Provision for income taxes	-	-
Results of oil and gas producing activities	$(461,880)	$(383,323)

The Company has presented the reserve estimates utilizing an oil price of $33.79 per Bbl and a natural gas price of $1.65 per Mcf as of December 31, 2008 and an oil price of $82.53 per Bbl and a natural gas price of $4.32 per Mcf as of December 31, 2007. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf). The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company's reserve information was prepared by independent petroleum engineering consultants as of December 31, 2008 and 2007. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

A summary of changes in proved reserve balances is presented below:

	Total Proved,		Proved Developed
Year Ending December 31	BBL	MCF	BBL	MCF
Reserves as of January 1, 2007		-		-
Purchases of reserves in place	3,717	4,970,318	3,717	2,778,131
Sale of reserves in place	-	-	-	-
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	248	(8,861)	248	(8,861)
Production	-	-	-	-
Reserves at December 31, 2007	3,965	4,961,457	3,965	2,769,270
Reserves as of January 1, 2008	3,965	4,961,457	3,965	2,769,270
Purchases of reserves in place	-	-	-	-
Sale of reserves in place	-	-	-	-
Extensions and discoveries	-	-	-	-
Revisions of previous estimates	(3,062)	(3,419,800)	(3,062)	(1,227,613)
Production	(127)	(31,847)	(127)	(31,847)
Reserves at December 31, 2008	776	1,509,810	776	1,509,810

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves required by SFAS No. 69, “Disclosures about Oil and Gas Producing Activities”.  The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
at December 31, 2008 and 2007

	December 31,
	2008	2007
Future cash flows	$2,517,408	$21,760,766
Future costs:
Production and development costs	(728,160)	(9,953,970)
Future income taxes	-	(1,581,106)
Future net cash flows	1,789,248	10,225,690
10% annual discount for estimated timing of cash flows	(1,251,232)	(5,072,004)
Standardized measure of discounted future net cash flows	$538,016	$5,153,686

The following reconciles the change in the standardized measure of discounted future net cash flow during 2008:

Amount
Beginning of year	$5,153,686
Sales of oil and gas produced, net of production costs	392,698
Net changes in sales price, net of production costs	(3,618,091)
Accretion of discount	515,369
Changes in future income tax expense	1,581,106
Changes in production rates and other	(3,486,752)
End of year	$538,016