Form 10-K/A
period 2008-12-31
EPIC ENERGY RESOURCES, INC.
filed 2009-04-28
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number: 0-31357

EPIC ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	94-3363969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
1450 Lake Robbins, Suite 160 The Woodlands, Texas 77380
(Address of principal executive offices, including zip code)
(281) 419-3742
(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of Each Exchange On Which Registered
Common Stock	N/A
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer  ☐
Accelerated filer ☐

Non-accelerated filer  ☐    (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 27, 2009 (the “Original Filing”) under Part III, Item 12 – Securities Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.  The amendment revises the incorrect inclusion of three entities as beneficial owners of more than five percent of the Company’s common stock.

Also included in this Amendment, pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, is a currently dated certification.  Except as described above, no other changes have been made to the Original Filing.  Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the new certifications required by Rule 13a-14(a) under the Exchange Act.  The Original Filing continues to provide information as of the same dates as the Original Filing, and we have not updated the disclosures to reflect any events that occurred after the date of the Original Filing.

As used in this document, references to “Epic”, “our company”, “the Company”, “we”, “us”, and “our” refer to Epic Energy Recourses, Inc. and its wholly-owned subsidiaries.
PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares (44,105,481) of the Company’s common stock outstanding as of March 14, 2009.  Each stockholder’s ownership is calculated as the number of shares of the common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Common Stock Outstanding (3)
Rex P. Doyle 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	7,033,023 (1)	15.38%

John Ippolito 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	7,091,123 (2)	15.51%

Michael Kinney 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	247,010 (3)	*

W. Robert Eissler 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	40,000 (4)	*

Dr. Robert Ferguson 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	43,000 (5)	*

John Otto 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	7,292 (6)	*

Al Carnrite 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	1,943,464 (7)	4.4%

Martin Lipper 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	50,000 (8)	*

Tamer El-Rayess 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	--	*

All Executive Officers and Directors as a group (9 persons)	16,455,903	36.0%

Midsummer Investment Ltd. 485 Madison Avenue, 23rd Floor New York, NY 10022	3,166,667	7.18%

* Less than 1%

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

            To the Company’s knowledge, there are no other beneficial holders of more than five percent (5%) of the Company’s common stock other than those persons listed in the foregoing table.

Equity Compensation Plan Information

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

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Incentive Stock Option Plan	--	--	2,000,000
Non-Qualified Stock Option Plan	1,309,500	$2.35	1,890,500

PART IV

ITEM 15.    EXHIBITS AND REPORTS ON FORM 10-K
--------------------------------------------------

(a)(1) and (a) (2)  Financial Statements And Financial Statement Schedules

Audit Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheets	F2
Consolidated Statements of Operations	F3
Consolidated Statements of Cash Flows	F4
Consolidated Statements of Stockholders’ Equity	F5
Notes to Consolidated Financial Statements	F6

All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).
3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)
3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)
10.1	Agreement relating to the acquisition of the Carnrite Group, LLC	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.
10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.
10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.
10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

Exhibit Number	Exhibit Name

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to Exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.
10.6	Employment Agreement R. Rhinesmith.*	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.
10.7	Employment Agreement with Patrick Murray.*	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.
10.8	Gas Purchase Agreement with IACX Energy, LLC	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.
10.9	Consulting Agreement with R. Rhinesmith*	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.
10.10	Separation and Release Agreement with D. Reynolds.*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.
10.11	Amendment Agreement dated February 26, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.
21.	Subsidiaries	Incorporated by reference to Exhibit 10 to the Company’s Original Filing on Form 10-K filed on March 27, 2009.
31.1	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.
32.	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.

Date: April 27, 2009	/s/ John S. Ippolitto
John S. Ippolitto
Chief Executive Officer

Date: April 27, 2009	/s/ Michael Kinney
Michael Kinney
Chief Financial Officer