Form 10-Q
period 2009-03-31
EPIC ENERGY RESOURCES, INC.
filed 2009-05-14
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number 0-31357

EPIC ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	94-3363969
(State of incorporation)	(I.R.S. Employer Identification No.)

1450 Lake Robbins Drive, Suite 160
The Woodlands, TX 77380

(Address of principal executive offices)

(281) 419-3742
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☐ NO ☒

As of May 12, 2009, the Company had 44,105,481 issued and outstanding shares of common stock.

EPIC ENERGY RESOURCES INC.

Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	2
Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	3
Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 6. Exhibits	17
Signatures	19

EPIC ENERGY RESOURCES INC
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$1,184	$4,785
Accounts receivable:
Billed, net of allowance of $6,548 and $6,570, respectively	12,961	10,690
Unbilled	1,283	388
Prepaid expenses and other current assets	2,063	2,027
Total current assets	17,491	17,890

Property and equipment, net	4,690	5,136
Assets held for sale:
Proved oil and gas properties, (full cost method), net of accumulate depletion and impairments of $0 and $9,257, respectively	-	1,332
Other mineral reserves	-	783
Other asset held for sale	3,875	3,875
Other assets	53	45
Debt issuance costs, net of accumulated amortization of $591 and$481, respectively	1,438	1,548
Goodwill	18,837	18,837
Other Intangible assets, net	11,948	12,666
Total assets	$58,332	$62,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,927	$5,404
Accrued liabilities	2,427	3,762
Deferred revenue	8,308	2,684
Customer deposits	4,388	4,505
Current liabilities associated with assets held for sale	341	4,383
Current portion of long term debt	6,028	7,504
Total current liabilities	25,419	28,242

Long-term liabilities associated with assets held for sale	3,867	3,949
Long-term debt	5,981	6,372
Derivative liability	992	-
Deferred tax liability	1,775	1,775
Total liabilities	38,034	40,338
STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 authorized; 44,105,481 and 43,495,160 shares issued and outstanding, respectively	33,639	41,783
Additional paid-in capital	1,911	15,014
Accumulated deficit	(15,252)	(35,023)
Total stockholders’ equity	20,298	21,774
Total liabilities and stockholders’ equity	$58,332	$62,112

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2009	2008
REVENUES
Consulting fees	$7,774	$8,082
Reimbursed expenses	1,240	9,392
Total revenues	9,014	17,474

OPERATING EXPENSES
Reimbursed expenses	1,044	5,974
Compensation and benefits	5,248	6,090
General and administrative	842	2,220
Professional and subcontracted services	1,221	2,223
Occupancy, communication and other	312	398
Depreciation, amortization and depletion	1,122	457
Total operating expenses	9,789	17,362

Income (loss) from operations	(775)	112

OTHER INCOME (EXPENSE)
Derivative loss	(205)	-
Interest and other income (expense), net	95	28
Interest expense	(2,083)	(1,400)
Total other expense, net	(2,193)	(1,372)
Loss from continuing operations	(2,968)	(1,260)

DISCOUNTINUED OPERATIONS
Loss from operations of oil and gas segment	(162)	(2)
Gain on sale of oil and gas properties	2,110	-
Income (loss) from discontinued operations	1,948	(2)
Net Loss	$(1,020)	$(1,262)

LOSS PER COMMON SHARE - Basic and Diluted	$(.02)	$(.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – Basic and Diluted	43,969,854	42,948,921

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2009	43,495,160	$41,783	$15,014	$(35,023)	$21,774
Cumulative effect of change in accounting principle	-	(8,144)	(13,395)	20,791	(748)
BALANCE, January 1, 2009, as adjusted	43,495,160	33,639	1,619	(14,232)	21,026
Amortization of stock options and stock bonuses	-	-	292	-	292
Issuance of vested shares	610,321	-	-	-	-
Net loss				(1,020)	(1,020)
BALANCE, March 31, 2009	44,105,481	$33,639	$1,911	$(15,252)	$20,298

See accompanying notes to unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,020)	$(1,262)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and depletion	1,122	457
Allowance for doubtful accounts	(22)	-
Amortization of debt discount and debt issuance costs	1,499	771
Stock-based compensation expense	292	258
Loss on sale of property and equipment	83	-
Lease operating expense	98	60
Accretion expense	1	2
Change in fair value of derivative liability	205	-
Gain on sale of oil and gas properties	(2,110)	-
Gain on early extinguishment of debt	(94)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,144)	514
Prepaid expenses and other current assets	(36)	102
Other non-current assets	(8)	(10)
Accounts payable	(1,477)	(169)
Accrued liabilities	(1,258)	1,169
Customer deposits	(117)	1,726
Deferred revenue	5,624	-
Net cash provided by (used in) operating activities	(362)	3,618
INVESTING ACTIVITIES:
Increase (decrease) in restricted cash	-	1,000
Purchases of property and equipment	(94)	(331)
Proceeds from sale of property and equipment	53	-
Acquisition of EIS, net of cash received	-	35
Net cash provided by (used in) investing activities	(41)	704
FINANCING ACTIVITIES:
Bank overdrafts	-	(2,815)
Payments on debt	(3,198)	(318)
Cash used in financing activities	(3,198)	(3,133)
Net increase (decrease) in Cash and Cash Equivalents	(3,601)	1,189
Cash and Cash Equivalents, Beginning of period	4,785	3,483
Cash and Cash Equivalents, End of period	$1,184	$4,672

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for Interest	$1,217	$629
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of notes payable and accrued interest through sale of oil and gas properties	$3,993	$-
Cumulative net effect of change in accounting principle	$748	$-
Stock issued for EIS acquisition	$-	$1,050
Notes payable used to acquired property and equipment	$-	$241

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC
Notes to Unaudited Consolidated Financial Statements

1.            Organization, Operations and Basis of Presentation

Epic Energy Resources, Inc (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy-related activities, including consulting, engineering, and oil and gas production activities. Epic consists of its wholly-owned subsidiaries; The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”), and Epic Integrated Solutions, LLC (“EIS”). Epic and its subsidiaries (the “Company”) are engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also formed an operational joint venture with a private investor group, Argos Asset Management, LLC (“Argos”), to support the private investor group’s investments in infrastructure, processing and production-related projects; and co-investment in similar projects with Epic’s clients. It is expected that the investment and co-investment projects will primarily be projects in which the Company provides (on a fee-for-service basis) engineering, design, construction management and operational services related to oil and gas production, pipeline, gathering and compression systems, and including associated processing facilities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.             Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of oil and gas properties, goodwill and intangible assets, revenue recognition on uncompleted contracts, allowance for doubtful accounts, and the valuation of stock options and warrants.

Reclassification

Certain items from the December 31, 2008 and the three months ended March 31, 2008 consolidated financial statements have been reclassified to conform with the three months ended March 31, 2009 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

The Company reviews its warrants and conversion features of the securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At March 31, 2009, the Company has 22,685,031 warrants to purchase common stock, the fair values of which are classified as a liability. Some of these warrants have embedded conversion features in their debt that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense during the life of the debt.

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock. The embedded conversion features utilized in these instruments require an initial measurement of the fair value of the derivative, if any.  The Company amortizes the discount associated with these warrants to interest expense at each reporting period.

Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”) establishes a common definition for fair value to be applied with existing GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.

FAS 157 also establishes a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes method. Under the Black-Scholes method using an expected life of four years, volatility of 131% and a risk-free interest rate of 1.43%, the Company determined the fair value of the warrants to be $787,340 at January 1, 2009. Under the black scholes method using an expected life of 3.75 years, volatility of 151% and a risk-free interest rate of 1.41%, the Company determined the fair value of the warrants to be $992,353 at March 31, 2009.

The following shows the changes in the Level three liability measured on a recurring basis for the quarter ended March 31, 2009:

Beginning balance	$787,340
Total derivative loss	205,013
Ending balance	$992,353

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“FAS 141R”). FAS 141R significantly changes the accounting for business combinations and will impact financial statements both on the acquisition date and in subsequent periods.  Under FAS 141R, an acquiring entity will be required to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values as of the acquisition date, with limited exceptions.  FAS 141R includes a substantial number of new disclosure requirements that enable the evaluation of the nature and financial effects of the business combination.  FAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period  beginning on or after December 15, 2008. The adoption of FAS 141R, effective January 1, 2009, did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). FAS 160 establishes new accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. FAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. FAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of FAS 160, effective January 1, 2009, did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 was effective for fiscal years beginning after November 15, 2008. As of March 31, 2009, the Company has a derivative liability of $992,353 related to the warrants to purchase common stock liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying consolidated statement of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. FSP FAS 142-3 also requires expanded disclosures related to the determination of intangible asset useful lives. This standard applies prospectively to intangible assets acquired and/or recognized on or after January 1, 2009. The adoption of FSP FAS 142-3 effective January 1, 2009, did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”).  FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statement of nongovernmental entities that are presented in conformity with GAAP.  This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2008, the FASB finalized EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted of EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See note 8 for further discussion.

On January 1, 2009, the Company adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company..

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Vehicles	$2,551	$2,731
Computer equipment	2,535	2,521
Office furniture and equipment	825	825
Leasehold improvements	555	555
Construction in progress	80	-
	6,546	6,632
Less: Accumulated depreciation and amortization	(1,856)	(1,496)
Total property and equipment, net	$4,690	$5,136

Depreciation expense for the three months ended March 31, 2009 and 2008 was $405,000 and $442,000, respectively.

In 2008, the Company adopted a plan to dispose of its airplane. The Company expects that the final sale and disposal of the airplane will be completed by the end of 2009. The carrying value of the airplane that is held for sale is separately presented as “Other assets held for sale” in the accompanying Consolidated Balance Sheets, and this asset is no longer depreciated.

4. Oil and Gas Properties

In February 2009, the Company sold the Kansas and Oklahoma properties together with Epic’s future profits interest in the properties of Statesman Resources, Inc to a third party, subject to the Company’s retention of an overriding royalty interest covering the Kansas property. As part of the transaction, the note payable secured by the Kansas and Oklahoma properties, including accrued but unpaid interest totaling $3,993,071 at the acquisition date, was cancelled by Bear Petroleum, Inc. During the three months ended March 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas and Oklahoma properties, which is included in discontinued operations in the accompanying consolidated statement of operations.  The properties and their related asset and liabilities have been shown separately as assets held for sale and liabilities associated with assets held for sale on the accompanying consolidated balance sheets. Assets and liabilities of discontinued operations consisted of the following at December 31, 2008 (in thousands):

ASSETS:
Assets held for sale:
Proved oil & gas properties, net	$1,332
Other mineral reserves	783
Assets of discontinued operations	$2,115

LIABILITIES:
Current Liabilities:
Accrued interest	$547
Asset retirement obligation	230
Note payable	3,295
Total liabilities of discontinued operations	$4,072

5.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of the following at March 31, 2009 (in thousands):

	Carrying amount	Accumulated amortization	Net book value
Backlog	$5,124	$(5,124)	$-
Employment contracts	1,147	(1,147)	-
Customer relationships	6,961	(693)	6,268
Patent	64	(64)	-
Indefinite-lived trade name	5,680	-	5,680
Total	$18,976	$(7,028)	$11,948

Amortization expense related to the above intangible assets for the three months ended March 31, 2009 was $718,000. The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2009 (nine months remaining)	$1,006
2010	1,342
2011	1,342
2012	1,342
2013 and thereafter	1,236
Total	$6,268

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. There have been no changes in the carrying amount of goodwill for the three months ended March 31, 2009.

6. Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2009	December 31, 2008
10% secured debentures	$17,500	$20,250
Debt discount	(8,290)	(9,639)
10% secured debentures, net	9,210	10,611
Notes payable secured by assets acquired	5,913	9,500
Note payable – EIS acquisition	1,070	1,320
Total debt	16,193	21,431
Less: current maturities	(6,345)	(11,110)
Total long-term debt	$9,848	$10,321

10% secured debentures

In December 2007, Epic and each purchaser identified on the signature pages thereto entered into a Purchase Agreement (the “Purchase Agreement”) for the sale of $20,250,000 of 10% Secured Debentures (the “Debentures”).  The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are secured by liens on all of the Company’s assets.  Beginning December 1, 2008, Epic was required to make quarterly principal payments of $1,265,625.  Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders. The purchasers of the Debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company’s common stock at $1.65 per share.  Under the Black-Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants associated had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid-in capital with a corresponding amount recorded as a debt discount.  Upon adoption of EITF 07-5 the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability. The net adjustment to the debt discount of $39,579 was recorded as a cumulative effect of change in accounting principle with an offsetting credit to retained earnings. See note 8 for further discussion of the derivative liability. The debt discount is being amortized to interest expense over the life of the debentures, which matures on December 1, 2012.  For the three months ended March 31, 2009 and 2008, approximately $1,389,000 and $653,000, respectively, of debt discount was amortized to interest expense.

Epic did not make the December 1, 2008 principal payment and the failure to do this resulted in an event of default. On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all of the holders of the Debentures (the “Holders”) except for one holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. Under the Amendment, the Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  Also, the Amendment amends the Purchase Agreement by adding three additional sections to the Purchase Agreement.  The first new section provides that the Company shall achieve, on a consolidated basis, EBITDA (as defined in the Amendment) of at least the required amount set forth below for the applicable period indicated:

Period	Cumulative EBITDA
For the three months ending March 31, 2009	100,000
For the six months ending June 30, 2009	1,500,000
For the nine months ending September 30, 2009	3,400,000
For the twelve months ending December 31, 2009	4,400,000

In addition, the Amendment provides that for each three-month period commencing on January 1, 2010 and ending on each March 31, June 30, September 30 and December 31 thereafter, the Company shall achieve, on a consolidated basis, EBITDA of at least $1,000,000. The Amendment also provides that until June 30, 2010, the Company is only permitted to issue up to a maximum aggregate of 10,000,000 shares of common stock (with options and warrants counted as Shares) (subject to adjustment) to employees, consultants, officers, directors and advisors.  The Company also will not issue any shares of common stock or options or warrants to employees, consultants, officers, directors or advisors with a strike price, conversion price, exercise price, or at an effective purchase price per share, less than $0.50 (subject to adjustment) until the earlier of (i) such time that the Purchasers no longer hold any Securities or (ii) one year prior to the expiration date of the Warrants (regardless of whether any or all Warrants have been exercised). Another addition to the Purchase Agreement is that it places limitations on increases to executive compensation beyond the 2008 levels for calendar years 2009 and 2010.  The limitations shall last until the end of calendar year 2010, or until such time that the Company’s annual EBITDA (as derived from audited financial statements) exceeds $7,000,000, or the holders of at least 67% in principal amount of the then outstanding Debentures shall have otherwise given their prior written consent to terminate the limitations.

The Amendment also provides that following any and all payments received by the Company or any subsidiary of the Company in connection with the amounts owed to the Company by its customer who filed bankruptcy, that were due and payable as of November 10, 2008, the Company will redeem some or all of the then-outstanding principal of the Debenture, in an amount equal to the Holders’ pro-rata portion of 50% of such payment.  An additional “Event of Default” also was added to the Debenture.  It will be an Event of Default if, upon opening or otherwise maintaining any deposit account or bank account, the Company does not enter into an account control agreement  for the benefit of the Holders with respect to the subject deposit account or bank account.

On March 13, 2009, Epic entered into a Debenture Repurchase Agreement (“Repurchase Agreement”) with the one Holder that did not agree to the Amendment. Under the provisions of the Repurchase Agreement, Epic repurchased the $250,000 principal amount Debenture for $156,250. For the three months ended March 31, 2009, the Company recorded a gain on extinguishment of $93,750 which is included in interest and other income (expense) in the accompanying consolidated statement of operations.

Note payable – EIS acquisition

In connection with the acquisition of EIS in February 2008, Epic entered into a $1,400,000 note payable (the “EIS note”) which will be paid to the prior owners of EIS in periodic installments. On February 20, 2009, the parties to the EIS note agreed that the schedule for Epic’s payment of the remaining balance shall be amended to occur as follows: $250,000 on April 1, 2010, $250,000 on July 1, 2010, $250,000 on October 1, 2010, and $320,000 on January 1, 2011 (collectively “Cash payments”). Each of the Cash payments will be allocated among Joseph Allen Wright (“Wright”), Richard Dean Harvey (“R. Harvey”) and Traci Marlene Harvey (“T. Harvey”) on a percentage basis, with Wright receiving 50%, R. Harvey receiving 25%, and T. Harvey receiving 25% of the Cash payments.

Notes payable secured by assets acquired

The Company has a $2,500,000 note payable secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10%. The monthly principal and interest payment of this note is approximately $72,000.  Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. At December 31, 2008, the balance of this note was $3,295,000 and was included in current liabilities associated with assets held for sale in the accompanying consolidated balance sheet. In February 2009, the Company sold the properties associated with this note payable and the note payable was assumed by the third party.

The Company has a $4,845,000 note payable related to its aircraft.  The 12-year note with an annual interest rate of 6.81% is due on November 27, 2018, with principal and interest payable monthly in the amount of $49,336. At March 31, 2009 and December 31, 2008, this note payable had a balance of $4,184,000 and $4,260,000, respectively and accrued interest of $24,000 and $0 respectively.  At March 31, 2009 and December 31, 2008, the current portion of this note of $317,000 and $311,000, respectively, and the accrued interest are included in current liabilities associated with assets held for sale. At March 31, 2009 and December 31, 2008, the long-term portion of this note of $3,867,000 and $3,949,000, respectively, are included in liabilities associated with assets held for sale in the accompanying consolidated balance sheets.

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, CO office.  The 5-year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly in the amount of $1,887.  At March 31, 2009 and December 31, 2008, this note payable had a balance of $63,000 and $68,000, respectively.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3-year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly in the amount of $27,052. At March 31, 2009 and December 31, 2008, this note payable had a balance of $387,000 and $460,000, respectively.

The Company has notes payable with an aggregate principal amount of $1,878,000 to finance the Company-owned vehicles.  The 3-year notes with an annual interest rate of 5.50% are due April 1, 2011 thru December 1, 2011, with principal and interest payable monthly of about $56,850. At March 31, 2009 and December 31, 2008, these notes payable had balances of $1,279,000 and $1,417,000, respectively.

7. Stockholders’ Equity

During the three months ended March 31, 2009, Epic issued 610,321 shares of its common stock to key employees of Pearl. These shares are related to the acquisition of Pearl in 2007 and were issued in the three months ended March 31, 2009 as they met the vesting requirements during this period.

During the three months ended March 31, 2009, 89,000 stock options were forfeited.

A summary of stock option activity for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2009	2,541,500	$2.03
Options granted	-	-
Options exercised	-	-
Options expired/forfeited	(89,000)	$3.30
Options outstanding, March 31, 2009	2,452,500	$1.98

8. Derivatives

On January 1, 2009 the Company adopted EITF 07-5, and as a result, 22,685,031 outstanding warrants of the Company containing exercise price reset provisions, which were previously classified in equity, were reclassified to derivative liability. As of January 1, 2009, these warrants were no longer deemed to be indexed to the Company’s own stock.   These warrants had exercise prices ranging from $1.50 - $1.65 and expire in December 2012. As of January 1, 2009, the fair value of these warrants of $787,340 was recognized and resulted in a cumulative effect adjustment to retained earnings of $20,791,677. The change in fair value during the three months ended March 31, 2009 of $205,013 is recorded as a derivative loss in the accompanying consolidated statement of operations.

9. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in litigation or administrative proceedings relating to claims arising out of its operations in the normal course of business.  The Company is not aware of any pending or threatened legal proceedings that, if determined in a manner adverse, could have a material adverse effect on the Company’s business and operations.

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

Overview

Epic Energy Resources, Inc. (“Epic”) was incorporated in 1989.  Following its formation, Epic was relatively inactive until April 2006 when its management changed and it became involved in the oil and gas industry. Epic acquired certain producing oil and gas properties in December 2006 which were shut-in between January 2007 and August 2008 and sold in February 2009.  Epic acquired The Carnrite Group (“Carnrite”) in August 2007, Pearl Investment Company (“Pearl”) in December 2007 and Epic Integrated Services LLC (“EIS”) in February 2008.  Epic’s revenues from Carnrite, Pearl and EIS are principally derived from consulting and engineering services to the oil, gas and energy industry.  Carnrite’s management consulting services provide advice to keep companies engaged in the oil and gas sector competitive in the global market. Pearl provides engineering and consulting services focused on the design, build, operations, maintenance, and development of upstream oil and gas assets including associated gathering, compression and processing facilities. EIS provides consulting services focused on personnel training, documentation and data management to the oil, gas and energy industry.  With respect to this discussion, the terms “the Company”, “we,” “us,” and “our” refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed unaudited consolidated financial statements are prepared using the same critical accounting policies discussed in our 2008 Annual Report on Form 10-K.

Results of Operations

The results of operations for the three months ended March 31, 2008 include the historical results of EIS from January 1, 2008.

In February 2009, the Company sold the Kansas and Oklahoma properties, together with Epic’s future profits interest in the properties of Statesman Resources, Inc. to a third pary, subject to the Company’s retention of an overriding royalty interest covering the Kansas property. As part of the transaction, the note payable secured by the Kansas and Oklahoma properties, including accrued but unpaid interest totaling $3,993,071 at the acquisition date, was cancelled by Bear Petroleum, Inc.  The Company recorded a $2,110,066 gain on the sale of the Kansas and Oklahoma properties in February 2009.  For the three months ended March 31, 2009 and 2008, revenue and expenses directly related to oil and gas production are included in Loss from discontinued operations.

The Company grew significantly from prior periods through the acquisitions of Carnrite, Pearl and EIS.  We plan to strategically continue our growth in geographic regions where our engineering expertise is our strength. Such regions include domestically the Rocky Mountains and Mid-Continent regions, including Texas and the Gulf Coast Region and internationally the Middle East and West Africa. .  As we build our infrastructure, we expect to expand our service region throughout the U. S. lower 48 and into foreign countries that are seeking our expertise.

As of April 30, 2009, the Company’s potential backlog for consulting services to be performed in the future was approximately $31.8 million. This compares with a combined backlog of approximately $43.5 million as of April 30, 2008. This backlog amount could change by macro economic market activity and customer demand changes.

Three Months ended March 31, 2009 compared with Three Months ended March 31, 2008

Revenues were approximately $9.0 million for the quarter ended March 31, 2009 compared to approximately $17.5 million for the quarter ended March 31, 2008. The decrease of $8.5 million was primarily related to revenues from reimbursed expenses.

Operating Expenses were approximately $9.8 million for the quarter ended March 31, 2009 compared to approximately $17.4 million for the quarter ended March 31, 2008 resulting in a decrease of approximately of $7.6 million.  The $7.6 million decrease was primarily related to reimbursed expenses as it related to the decrease in revenues from reimbursed expenses.

Income (loss) from Operations was approximately ($0.8) million for the quarter ended March 31, 2009 compared to $0.1 million for the quarter ended March 31, 2008.

Other Expense, net was approximately $2.2 million for the quarter ended March 31, 2009 compared to approximately $1.4 million for the quarter ended March 31, 2008.  The increase of $0.8 million was primarily due to higher interest expense related to debt discount amortization as a result of the adoption of EITF 07-5.

Income (loss) from discontinued operations relating to the oil and gas segment, net of the gain on the sale of the oil and gas properties, was approximately $1.9 million for the three months ended March 31, 2009 compared to approximately ($2,000) for the three months ended March 31, 2008. The increase in Income from discontinued operations primarily relates to the $2.1 million gain on sale of the oil and gas properties recognized during the three months ended March 31, 2009.

Net Loss was $1.0 million or $.02 per share for the quarter ended March 31, 2009 compared to $1.3 million or $0.03 per share for the quarter ended March 31, 2008 resulting in a decreased loss of $0.3 million.  The primary reasons for the decrease in the net loss for the three months ended March 31, 2009 was the gain on the sale of the oil and gas properties.

Liquidity and Capital Resources

On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all of the holders of the Debentures (the “Holders”) except for one holder of a $250,000 Debenture. Under the Amendment, the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  On March 13, 2009, Epic entered into a Debenture Repurchase Agreement (“Repurchase Agreement”) with the one Holder that did not agree to the Amendment. Under the provisions of the Repurchase Agreement, Epic repurchased the $250,000 principal amount Debenture for $156,250.

In February 2009, the Company sold the Kansas and Oklahoma properties, together with Epic’s future profits interest in the properties of Statesman Resources, Inc. to a third party, subject to the Company’s retention of an overriding royalty interest covering the Kansas property. As part of the transaction, the note payable secured by the Kansas and Oklahoma properties, including accrued but unpaid interest totaling $3,993,071 at the acquisition date, was cancelled by Bear Petroleum, Inc. During the three months ended March 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas and Oklahoma properties

Operating activities used cash of approximately $0.4 million for the three months ended March 31, 2009 compared to approximately $3.6 million of cash provided by operations for the three months ended March 31, 2008.  We had a net loss of $1.0 million for the three months ended March 31, 2009 and cash flow decrease from changes in assets and liabilities of approximately $0.4 million.  In addition during the three months ended March 31, 2009, we had approximately $1.5 million of amortization of debt discount and debt issuance costs, $1.1 million of depreciation, amortization and depletion, and $0.3 million of non-cash stock based compensation expense, which were partially offset by a $2.1 million gain on sale of oil and gas properties.  For the three months ended March 31, 2008, we had a net loss of $1.3 million which was offset by $3.3 million of cash flow increase from changes in assets and liabilities. In addition during the three months ended March 31, 2008, we had approximately $0.8 million of amortization of debt discount and debt issuance costs, $0.5 million of depreciation, amortization and depletion, and $0.3 million of non-cash stock based compensation expense.

For the three months ended March 31, 2009, we had investing activities that used cash of $41,000 related to acquisition of property and equipment net of proceeds from sales of property and equipment. For the three months ended March 31, 2008, we had investing activities that provided cash of approximately $0.7 million related to a $1.0 million change in restricted cash that was offset by acquisitions of property and equipment.

For the three months ended March 31, 2009, we used $3.2 million of cash flows for financing activities for debt payments.  For the three months ended March 31, 2008, we used $3.1 million of cash flows for financing activities primarily due to decrease in bank overdrafts of $2.8 million and $0.3 million for debt payments.

As of March 31, 2009, we had a working capital deficit of $7.9 million compared with a working capital deficit of $10.4 million at December 31, 2008.

Contractual Commitments

There have been no material changes to Epic’s contractual commitments during the first quarter of 2009 (except as noted above).  Please see Note 8 and the Company’s Annual Report on Form 10-K for December 31, 2008 for a complete discussion of the Company’s debt obligations.

Except for the commitments arising from our operating leases arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Safety

Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on our Recordable Incidence Rate (“RIR”) as defined by OSHA. For the three-month period ended March 31, 2009, the Company had no reportable incidents.  We continued to increase the number of training hours and worked judiciously to reduce the Company’s RIR’s.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. John S. Ippolito, Epic's President and Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Ippolito and Kinney have concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

10.1	Agreement relating to the acquisition of the Carnrite Group, LLC	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.

10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.

10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.

10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to Exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.

10.6*	Employment Agreement R. Rhinesmith.	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.

10.7*	Employment Agreement with Patrick Murray.	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.

10.8	Gas Purchase Agreement with IACX Energy, LLC	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.

10.9*	Consulting Agreement with R. Rhinesmith	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.

Exhibit Number	Exhibit Name

10.10*	Separation and Release Agreement with D. Reynolds.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.

10.11	Amendment Agreement dated February 26, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herein.

An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.
(Registrant)

Date: May 14, 2009	/s/ John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: May 14, 2009	/s/ Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

10.1	Agreement relating to the acquisition of the Carnrite Group, LLC	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.

10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.

10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.

10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to Exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.

10.6*	Employment Agreement R. Rhinesmith.	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.

10.7*	Employment Agreement with Patrick Murray.	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.

10.8	Gas Purchase Agreement with IACX Energy, LLC	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.

10.9*	Consulting Agreement with R. Rhinesmith	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.

10.10*	Separation and Release Agreement with D. Reynolds.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.

Exhibit Name	Exhibit Name

10.11	Amendment Agreement dated February 26, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herein.

An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.