Form 10-Q
period 2009-06-30
EPIC ENERGY RESOURCES, INC.
filed 2009-08-06
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________.Commission File Number 0-31357

EPIC ENERGY RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Colorado	94-3363969
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation)

1450 Lake Robbins Drive, Suite 160
The Woodlands, TX 77380
Address of principal executive offices

(281) 419-3742
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

As of July 31, 2009, the Company had 44,105,781 issued and outstanding shares of common stock.

EPIC ENERGY RESOURCES INC.

Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 (unaudited)	2
Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	3
Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T. Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits	18
Signatures	20
Certification Pursuant to Section 302
Certification Pursuant to Section 302

Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPIC ENERGY RESOURCES INC
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$3,291	$4,785
Accounts receivable:
Billed, net of allowance of $6,408 and $6,570, respectively	6,710	10,690
Unbilled	1,198	388
Prepaid expenses and other current assets	592	2,027
Total current assets	11,791	17,890
Property and equipment, net	4,190	5,136
Assets held for sale:
Proved oil and gas properties, (full cost method), net of accumulated depletion and impairments of $0 and $9,257, respectively	-	1,332
Other mineral reserves	-	783
Other asset held for sale	3,395	3,875
Other assets	43	45
Debt issuance costs, net of accumulated amortization of $700 and$481, respectively	1,329	1,548
Goodwill	18,837	18,837
Other intangible assets, net	11,612	12,666
Total assets	$51,197	$62,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$736	$5,404
Accrued liabilities	3,016	3,762
Deferred revenue	9,090	2,684
Customer deposits	1,339	4,505
Current liabilities associated with assets held for sale	322	4,383
Current portion of long-term debt	6,221	7,504
Total current liabilities	20,724	28,242

Long-term liabilities associated with assets held for sale	3,785	3,949
Long-term debt	5,398	6,372
Derivative liability	3,413	-
Deferred tax liability	1,775	1,775
Total liabilities	35,095	40,338
STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 authorized; 44,105,781 and 43,495,160 shares issued and outstanding, respectively	33,639	41,783
Additional paid-in capital	1,644	15,014
Accumulated deficit	(19,181)	(35,023)
Total stockholders’ equity	16,102	21,774
Total liabilities and stockholders’ equity	$51,197	$62,112

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES
Consulting fees	$7,028	$8,934	$14,802	$17,016
Reimbursed expenses	3,461	7,667	4,701	17,059
Total revenues	10,489	16,601	19,503	34,075

OPERATING EXPENSES
Reimbursed expenses	1,844	5,727	2,888	11,701
Compensation and benefits	4,762	7,307	10,010	13,397
General and administrative	1,105	3,045	1,947	5,265
Professional and subcontracted services	958	1,759	2,179	3,981
Occupancy, communication and other	309	439	621	838
Depreciation and amortization	739	477	1,861	934
Impairment charges	480	-	480	-
Total operating expenses	10,197	18,754	19,986	36,116

Income (loss) from operations	292	(2,153)	(483)	(2,041)

OTHER INCOME (EXPENSE)
Derivative loss	(2,421)	-	(2,626)	-
Interest expense	(1,790)	(1,685)	(3,873)	(3,085)
Interest and other income (expense)	(10)	29	85	57
Total other expense, net	(4,221)	(1,656)	(6,414)	(3,028)

Loss from continuing operations	(3,929)	(3,809)	(6,897)	(5,069)

DISCOUNTINUED OPERATIONS
Loss from operations of oil and gas segment	-	(2)	(162)	(4)
Gain on sale of oil and gas properties	-	-	2,110	-
Income (loss) from discontinued operations	-	(2)	1,948	(4)
Net loss	$(3,929)	$(3,811)	$(4,949)	$(5,073)

LOSS PER COMMON SHARE - Basic and Diluted	$(.09)	$(.09)	$(.11)	$(.12)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	44,105,732	42,968,887	44,041,540	42,968,887

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2009	43,495,160	$41,783	$15,014	$(35,023)	$21,774

Cumulative effect of change in accounting principle	-	(8,144)	(13,395)	20,791	(748)
BALANCE, January 1, 2009, as adjusted	43,495,160	33,639	1,619	(14,232)	21,026

Amortization of stock options and stock bonuses	-	-	25	-	25
Issuance of vested shares	610,621	-	-	-	-
Net loss	-	-		(4,949)	(4,949)
BALANCE, June 30, 2009	44,105,781	$33,639	$1,644	$(19,181)	$16,102

See accompanying notes to unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(4,949)	$(5,073)
Adjustments to reconcile net loss to net cash provided by operatingactivities:
Depreciation and amortization	1,861	934
Allowance for doubtful accounts	206	462
Amortization of debt discount and debt issuance costs	2,762	1,638
Impairment of asset held for sale	480	-
Stock-based compensation expense	25	873
Loss on sale of property and equipment	173	-
Lease operating expense	98	156
Accretion expense	2	4
Derivative loss	2,626	-
Gain on sale of oil and gas properties	(2,110)	-
Gain on early extinguishment of debt	(94)	-
Changes in operating assets and liabilities:
Accounts receivable	2,964	(6,295)
Prepaid expenses and other current assets	1,435	23
Other non-current assets	2	13
Accounts payable	(4,668)	6,271
Accrued liabilities	(692)	971
Customer deposits	(3,166)	-
Deferred revenue	6,406	1,047
Net cash provided by operating activities	3,361	1,024
INVESTING ACTIVITIES:
Increase in restricted cash	-	2,310
Purchases of property and equipment	(139)	(1,156)
Proceeds from sale of property and equipment	52	-
Acquisition of EIS, net of cash received	-	(232)
Net cash provided by (used in) investing activities	(87)	922
FINANCING ACTIVITIES:
Bank overdrafts	-	(3,442)
Payments on debt	(4,768)	(486)
Cash used in financing activities	(4,768)	(3,928)
Net decrease in cash and cash equivalents	(1,494)	(1,982)
Cash and cash equivalents, beginning of period	4,785	3,483
Cash and cash equivalents, end of period	$3,291	$1,501

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$1,768	$3,085
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of notes payable and accrued interest through sale of oil and gas properties	$3,993	$-
Cumulative net effect of change in accounting principle	$748	$-
Settlement of notes payable through sale of property and equipment	$51	$-
Stock issued for EIS acquisition	$-	$1,050
Notes payable used to acquire property and equipment	$-	$346

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC
Notes to Unaudited Consolidated Financial Statements

1. Organization, Operations and Basis of Presentation

Epic Energy Resources, Inc (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic consists of its wholly owned subsidiaries; The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”), Epic Integrated Solutions, LLC (“EIS”) and Epic Exploration & Production, LLC (“EE&P”). Epic and its subsidiaries (the “Company”) are engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also formed an operational joint venture with a private investor group, Argos Asset Management, LLC (“Argos”), to support the private investor group’s investments in infrastructure, processing and production related projects; and co-investment in similar projects with Epic’s clients. It is expected that the investment and co-investment projects will primarily be projects in which the Company provides (on a fee-for-service basis) engineering, design, construction management and operational services related to oil and gas production, pipeline, gathering and compression systems, and including associated processing facilities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Summary of Accounting Policies

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

Reclassification

Certain items from the December 31, 2008 and the three and six months ended June 30, 2008 consolidated financial statements have been reclassified to conform with the three and six months ended June 30, 2009 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

The Company reviews their warrants and conversion features of the securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At June 30, 2009, the Company has 22,685,031 warrants to purchase common stock, the fair values of which are classified as a liability. Some of these warrants have embedded conversion features in the debt that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt.

The Company utilizes various types of financing to fund their business needs, including debt with warrants attached and other instruments indexed to their stock. The embedded conversion features utilized in these instruments require an initial measurement of the fair value of the derivative, if any.  The Company amortizes the discount associated with these warrants to interest expense at each reporting period.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates their hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is their derivative liability associated with the warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the black-scholes method. Under the black-scholes method using an expected life of four years, volatility of 131% and a risk-free interest rate of 1.43%, the Company determined the fair value of the warrants to be $787,340 at January 1, 2009. Under the black-scholes method using an expected life of 3.5 years, volatility of 175% and a risk-free interest rate of 1.65%, the Company determined the fair value of the warrants to be $3,413,084 at June 30, 2009.

The following shows the changes in the level three liability measured on a recurring basis for the six months ended June 30, 2009:

Beginning balance	$787,340
Total derivative loss	2,625,744
Ending balance	$3,413,084

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. At June 30, 2009, the Company has a derivative liability of $3,413,084 related to the warrants to purchase common stock liability.  The derivatives instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

In June 2008, the FASB finalized EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides guidance on determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). EITF 07-5 is effective for the Company’s fiscal year beginning after December 15, 2008. The Company adopted of EITF 07-5 on January 1, 2009 and as such some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009 as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 7 for further discussion.

In April 2009, the FASB issued FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157. FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FAS 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FAS 157 to require disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1” and “APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and included the required disclosures in the summary of accounting policies above.

In May 2009, the FASB issued SFAS No. 165, Subsequent Event, (“FAS 165”). FAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 is effective for interim or annual periods ending after June 15, 2009 and applies prospectively. The adoption of this standard did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company. The Company evaluated all events and transactions that occurred after June 30, 2009 up through August 6, 2009, the date these financial statements were issued. During this period, the Company did not have any material recognizable subsequent events.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following FAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of FAS 168 will not have an impact on the Company’s consolidated financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Vehicles	$2,333	$2,731
Computer equipment	2,555	2,521
Office furniture and equipment	912	825
Leasehold improvements	559	555
Construction in progress	10	-
	6,369	6,632
Less: Accumulated depreciation and amortization	(2,179)	(1,496)
Total property and equipment, net	$4,190	$5,136

Depreciation expense for the three months and six months ended June 30, 2009 was $403,605 and $808,410, respectively.

In 2008, the Company adopted a plan to dispose of its airplane. The Company expects that the final sale and disposal of the assets will be completed by the end of 2009. The carrying value of the airplane that is held for sale is separately presented as “Other assets held for sale” in the accompanying Consolidated Balance Sheets and as such this asset is no longer depreciated. During the quarter ended June 30, 2009, the Company recognized an additional impairment on the airplane of $479,591.

4. Oil and Gas Properties

In February 2009, the Company sold its Kansas property and dissolved its joint venture associated to its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. During the six months ended June 30, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations.  The properties and their related assets and liabilities have been shown separately as assets held for sale and liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Assets and liabilities of discontinued operations consisted of the following at December 31, 2008 (in thousands):

ASSETS:
Assets held for sale:
Proved oil & gas properties, net	$1,332
Other mineral reserves	783
Assets of discontinued operations	$2,115
LIABILITIES:
Current Liabilities:
Accrued interest	$547
Asset retirement obligation	230
Note payable	3,295
Total liabilities of discontinued operations	$4,072

5.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of the following at June 30, 2009 (in thousands):

	Carrying amount	Accumulated amortization	Net book value
Customer relationships	$6,961	$(1,029)	$5,932
Backlog	5,124	(5,124)	-
Employment contracts	1,147	(1,147)	-
Patent	64	(64)	-
Indefinite-lived trade name	5,680	-	5,680
Total	$18,976	$(7,364)	$11,612

Amortization expense related to the above intangible assets for the three months and six months ended June 30, 2009 was $335,382 and $1,053,024, respectively. The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2009 (six months remaining)	$671
2010	1,342
2011	1,342
2012	1,342
2013 and thereafter	1,235
Total	$5,932

Goodwill represents the excess of the purchase price over the fair value of the net tangible assets. There have been no changes in the carrying amount of goodwill for the six months ended June 30, 2009.

6. Long-Term Debt

Debt consists of the following (in thousands):
	June 30, 2009	December 31, 2008
10% secured debentures	$16,250	$20,250
Debt discount	(7,136)	(9,639)
10% secured debentures, net	9,114	10,611
Notes payable secured by assets acquired	5,542	9,500
Note payable – EIS acquisition	1,070	1,320
Total debt	15,726	21,431
Less: current maturities	(6,543)	(11,110)
Total long-term debt	$9,183	$10,321

10% secured debentures

In December 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) for the sale of $20,250,000 of 10% Secured Debentures (the “Debentures”).  The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are secured by liens on all of the Company’s assets.  Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625.  Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders. The purchasers of the debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company’s common stock at $1.65 per share.  Under the Black-scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid-in capital with a corresponding amount recorded as a debt discount.  Upon adoption of EITF 07-5, the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability. The net adjustment to the debt discount of $39,579 was recorded as a cumulative effect of change in accounting principle with an offsetting credit to retained earnings. See note 7 for further discussion of the derivative liability. The debt discount is being amortized to interest expense over the life of the debentures, which mature on December 1, 2012.  For the three months and six months ending June 30, 2009, approximately $1,155,000 and $2,543,000, respectively, of debt discount was amortized to interest expense.

Epic did not make the December 1, 2008 principal payment when due and this resulted in an event of default. On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with all of the holders of the Debentures (the “Holders”) except for one holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. Under the Amendment, the Company paid the amounts due and the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  Also, the Amendment amends the Purchase Agreement by adding three additional sections to the Purchase Agreement.  The first new section provides that the Company shall achieve, on a consolidated basis, EBITDA (as defined in the Amendment) of at least the required amount set forth below for the applicable period indicated:

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

On March 13, 2009, the Company entered into a Debenture Repurchase Agreement (“Repurchase agreement”) with a Holders who did not agree to the Amendment. Under the provisions of the Repurchase agreement the Company repurchased a Debenture with a principal amount of $250,000 for $156,250. For the three months ended March 31, 2009, the Company recorded a gain on extinguishment of $93,750 which is included in interest and other income (expense) in the accompanying Consolidated Statement of Operations.

Note payable – EIS acquisition

In connection with the acquisition of EIS in February 2008, the Company entered into a $1,400,000 note payable (the “EIS note”) which will be paid to the prior owners of EIS in periodic installments. On February 20, 2009, the parties to the EIS note agreed that the schedule for the Company’s payment of the remaining balance shall be amended as follows: $250,000 on April 1, 2010, $250,000 on July 1, 2010, $250,000 on October 1, 2010, and $320,000 on January 1, 2011 (collectively “Cash Payments”). Each of the Cash Payments will be allocated among Joseph Allen Wright (“Wright”), Richard Dean Harvey (“R. Harvey”) and Traci Marlene Harvey (“T. Harvey”) on a percentage basis, with Wright receiving 50%, R. Harvey receiving 25%, and T. Harvey receiving 25% of the Cash Payments.

Notes payable secured by assets acquired

At December 31, 2008, the Company had a $2,500,000 note payable secured by the Rush County Kansas property. The note is for a term of 42 months and bears annual interest of 10% with principal and interest payable monthly. Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. At December 31, 2008, the balance of this note was $3,295,000 and was included in current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheet. In February 2009, the Company sold the properties associated with this note payable and the note payable was assumed by the third party.

The Company has a $4,845,000 note payable related to its aircraft.  The 12-year note with an annual interest rate of 6.81% is due on November 27, 2018, with principal and interest payable monthly. At June 30, 2009 and December 31, 2008, this note payable had a balance of $4,107,000 and $4,260,000, respectively and no accrued interest.  At June 30, 2009 and December 31, 2008, the current portion of this note is $322,000 and $311,000, respectively, and is included in current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, the long-term portion of this note is $3,785,000 and $3,949,000, respectively, and is included in long-term liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets.

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, Colorado office.  The 5 year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly.  At June 30, 2009 and December 31, 2008, this note payable had a balance of $58,000 and $68,000, respectively.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3-year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly. At June 30, 2009 and December 31, 2008, this note payable had a balance of $312,000 and $460,000, respectively.

The Company has various notes payable to finance the Company owned vehicles utilized for field services. The 3-year notes with an annual interest rate of 5.50% are due April 1, 2011 thru December 1, 2011, with principal and interest payable monthly. At June 30, 2009 and December 31, 2008, these notes payable had balances of $1,065,000 and $1,417,000, respectively.

7. Derivatives

On January 1, 2009 the Company adopted EITF 07-5 and as a result 22,685,031 outstanding warrants of the Company containing exercise price reset provisions, which were previously classified in equity, were reclassified to a derivative liability as of January 1, 2009 as these warrants were no longer deemed to be indexed to the Company’s own stock.   These warrants have exercise prices ranging from $1.50 - $1.65 and expire in December 2012. As of January 1, 2009, the fair value of these warrants of $787,340 was recognized and resulted in a cumulative effect adjustment to retained earnings of $20,791,677. The change in fair value during the three and six months ended June 30, 2009 of $2,420,731 and $2,625,744 is recorded as a derivative loss in the accompanying Consolidated Statements of Operations.

8. Stockholders' Equity

During the six months ended June 30, 2009, the Company issued 610,621 share of its common stock to key employees of Pearl. These shares are related to the acquisition of Pearl in 2007 and were issued during the six months ended June 30, 2009 as they met the vesting requirements during this period.

9. Stock Based Compensation

Stock Options
During the six months ended June 30, 2009, 100,000 options expired and 531,000 stock options were forfeited.  A summary of stock option activity for the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2008	2,541,500	$2.03
Options granted	-	-
Options exercised	-	-
Options expired/forfeited	(572,600)	$2.73
Options outstanding, June 30, 2009	1,968,900	$1.83

Restricted Stock
During the six months ended June 30, 2009, 1,800,000 unvested restricted stock grants were forfeited.  A summary of restricted stock activity for the six months ended June 30, 2009 is as follows:

Non-vested restricted stock, January 1, 2009	3,600,000
Granted	-
Vested	-
Forfeited	(1,800,000)
Non-vested restricted stock, June 30, 2009	1,800,000

10. Commitments and Contingencies

Litigation

On June 15, 2009, the Company filed a lawsuit in the District Court of Montgomery County, Texas against Rex Doyle, Epic’s former Chief Executive Officer and Director, for employment-related claims.  Mr. Doyle subsequently filed a counter-claim against the Company. On June 24, 2009, the Company and Mr. Doyle entered into an agreement titled Severance and Cooperation Agreement (the “Agreement”), effective July 2, 2009 (the “Effective Date”).  Pursuant to the Agreement, both the Company and Mr. Doyle agreed to mutual releases of all claims and liabilities existing as of the Effective Date. The Company has $500,000 accrued related to the Agreement which is included in Accrued liabilities in the accompanying Consolidated Balance Sheet.

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

Overview

Epic Energy Resources, Inc. (“Epic”) was incorporated in 1989.  Following its formation, Epic was relatively inactive until April 2006 when its management changed and it became involved in the oil and gas industry. Epic acquired certain producing oil and gas properties in December 2006 which were shut-in between January 2007 and August 2008 and sold in February 2009.  Epic acquired The Carnrite Group (“Carnrite”) in August 2007, Pearl Investment Company (“Pearl”) in December 2007 and Epic Integrated Services LLC (“EIS”) in February 2008.  Epic’s revenues from Carnrite, Pearl and EIS are principally derived from consulting and engineering services to the oil, gas and energy industry.  Carnrite’s management consulting services provide advice to keep companies engaged in the oil and gas sector competitive in the global market. Pearl provides engineering and consulting services focused on the design, build, operations, maintenance, and development of upstream and midstream oil and gas assets including associated gathering, compression and processing facilities. EIS provides consulting services focused on personnel training, documentation and data management to the oil, gas and energy industry.  With respect to this discussion, the terms “the Company”, “we,” “us,” and “our” refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, long-lived assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed unaudited consolidated financial statements are prepared using the same critical accounting policies discussed in our 2008 Annual Report on Form 10-K.

Results of Operations

The results of operations for the six months ended June 30, 2008 include the historical results of EIS from January 1, 2008.

In February 2009, the Company sold its Kansas property to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property.  The Company recorded a $2,110,066 gain on the sale of the Kansas property in February 2009.  For the three and six months ended June 30, 2009 and 2008, revenue and expenses directly related to oil and gas production are included in Loss from discontinued operations.

The Company grew significantly from prior periods through the acquisitions of Carnrite, Pearl and EIS.  We plan to strategically continue our growth in geographic regions where our engineering expertise is our strength. Such regions include domestically the Rocky Mountains and Mid-Continent regions, including Texas and the Gulf Coast Region and internationally. As we build our infrastructure, we expect to expand our service region throughout the U. S. lower 48 and into foreign countries that are seeking our expertise.

As of July 31, 2009, the Company’s backlog for consulting services to be performed in the future was approximately $28.0     million. This compares with a combined backlog of approximately $45.8 million as of July 31, 2008. This backlog amount could change by macro-economic market activity and customer demand changes.

Three Months ended June 30, 2009 compared with Three Months ended June 30, 2008

Revenues were approximately $10.5 million for the quarter ended June 30, 2009 compared to approximately $16.6 million for the quarter ended June 30, 2008. The decrease of $6.1 million was attributable to a $4.2 million decrease in revenues from reimbursed expenses and a $1.9 million decrease in consulting fees.

Operating Expenses were approximately $10.2 million for the quarter ended June 30, 2009 compared to approximately $18.8 million for the quarter ended June 30, 2008 resulting in a decrease of $8.6 million.  This $8.6 million decrease was primarily related to a $2.5 million decrease in compensation and benefits and a $3.9 million decrease in reimbursed expenses as it relates to the decrease in revenues from reimbursed expenses. Also contributing to the decrease in operating expenses was a $1.9 million decrease in general and administrative expenses and a $0.8 million decrease in professional and subcontracted services.

Income (loss) from Operations was approximately $0.3 million for the quarter ended June 30, 2009 compared to a loss of $2.2 million for the quarter ended June 30, 2008. This improvement resulted from the excess of the decrease in operating expenses as compared with the decrease in revenues.

Other Expense, net was approximately $4.2 million for the quarter ended June 30, 2009 compared to approximately $1.7 million for the quarter ended June 30, 2008.  The increase of $2.5 million was primarily due to the loss on the derivative liability of $2.4 million.

Net Loss  was $3.9 million or $0.09 per share for the quarter ended June 30, 2009 compared to $3.8 million or $0.09 per share for the quarter ended June 30, 2008 resulting in an increased loss of $0.1  million.  The primary reasons for the net loss for the three months ended June 30, 2009 was the derivative loss of $2.4 million and $1.8 million of interest expense recognized during that period.

Six Months ended June 30, 2009 compared with Six Months ended June 30, 2008

Revenues were approximately $19.5 million for the six months ended June 30, 2009 compared to approximately $34.1 million for the six months ended June 30, 2008. The decrease of $14.6 million was attributable to a $12.4 million decrease in revenues from reimbursed expenses and a $2.2 million decrease in consulting fees.

Operating Expenses were approximately $20.0 million for the six months ended June 30, 2009 compared to approximately $36.1 million for the six months ended June 30, 2008.  This decrease of $16.1 million was primarily related to a $3.4 million decrease in compensation and benefits and a $8.8 million decrease in reimbursed expenses as it relates to the decrease in revenues from reimbursed expenses. Also contributing to the decrease in operating expenses was a $3.3 million decrease in general and administrative expenses and a $1.8 million decrease in professional and subcontracted services.

Loss from Operations was approximately $0.5 million for the six months ended June 30, 2009 compared to a loss of approximately $2.0 million for the six months ended June 30, 2008. This improvement resulted from the excess of the decrease in operating expenses as compared with the decrease in revenues.

Other Expense, net was approximately $6.4 million for the six months ended June 30, 2009 compared to approximately $3.0 million for the six months ended June 30, 2008.  The increase of $3.4 million was primarily due to the loss on the derivative liability of $2.6 million and an increase in interest expense of $0.8 million related to the debt discount amortization.

Net Loss was $4.9 million or $0.11 per share for the six months ended June 30, 2009 compared to $5.1 million or $0.12 per share for the six months ended June 30, 2008 resulting in a decreased loss of $0.2 million. The primary reasons for the net loss for the six months ended June 30, 2009 was the derivative loss of $2.6 million and $3.9 million of interest expense recognized for that period.

Liquidity and Capital Resources

On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with all of the holders (the “Holders”) of the Company’s 10% Secured Debentures except for one holder of a $250,000 Debenture. Under the Amendment, the Company paid the past due amounts on the Debentures, and the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  The Amendment also added requirements for the Company to achieve specified levels of EBITDA as well as certain restrictions as described in Note 6 to the financial statements that are included in this Form 10-Q report. On March 13, 2009, the Company entered into a Debenture Repurchase Agreement (“Repurchase Agreement”) with a Debenture Holder who did not agree to the Amendment. Under the provisions of the Repurchase Agreement the Company repurchased a principal amount of $250,000 for $156,250.

In February 2009, the Company sold the Kansas property to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc subject to the Company’s retention of an overriding royalty interest covering the Kansas property. During the three months ended March 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property.

Operating activities provided cash of $3.4 million for the six months ended June 30, 2009 compared to approximately $1.0 million for the six months ended June 30, 2008.  We had a net loss of $4.9 million for the six months ended June 30, 2009 which was offset by changes in assets and liabilities of approximately $2.3 million.  In addition during the six months ended June 30, 2009, we had approximately $2.8 million of amortization of debt discount and debt issuance costs, $1.9 million of depreciation and amortization, and $2.6 million of derivative loss. For the six months ended June 30, 2008, we had a net loss of $5.1 million which was offset by changes in assets and liabilities of approximately $2.0 million, $1.6 million of amortization of debt discount and debt issuance costs, $0.9 million of depreciation and amortization and other $0.9 million of stock based compensation expense.

For the six months ended June 30, 2009, we used $0.1 million of cash flows for investing activities for the acquisition of property and equipment offset by proceeds from the sale of property and equipment. For the six months ended June 30, 2008, we had investing activities that provided cash of approximately $0.9 million primarily related to $2.3 million increase in restricted cash offset by $1.2 million used for the acquisition of property and equipment.

For the six months ended June 30, 2009, we used $4.8 million of cash flows for financing activities for debt payments.  For the six months ended June 30, 2008, we used $3.9 million of cash flows for financing activities of which$3.4 million was related to a decrease in bank overdrafts and $0.5 million was for debt payments.

As of June 30, 2009, we had working capital deficit of $8.9 million compared with the working capital deficit of $10.4 million at December 31, 2008.

The Company estimates that its resources are sufficient to fund its needs through the twelve months subsequent to June 30, 2009.  There are no assurances that the Company will become profitable or generate positive cash flow by the end of 2009 or, in the alternative, be successful in funding its needs through June 30, 2010.

Contractual Commitments

There have been no material changes to Epic’s contractual commitments during the six months ended June 30, 2009 (except as noted above).  Please see Note 6 to the financial statements contained in this Form 10-Q and the Company’s Form 10-K for December 31, 2008 for a complete discussion of the Company’s debt obligations.

Except for the commitments arising from our operating leases arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Safety

Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the six month period ending June 30, 2009, the Company had no reportable incidents.  We continued to increase the number of training hours and worked judiciously to reduce the Company’s RIR’s.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

John S. Ippolito, Epic's President and Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Ippolito and Kinney have concluded that the Company’s disclosure control and procedures were  effective as of June 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 15, 2009, Epic filed a lawsuit in the District Court of Montgomery County, Texas against Rex Doyle, Epic’s former Chief Executive Officer and Director, for employment-related claims.  Mr. Doyle subsequently filed a counter-claim against Epic.  On June 24, 2009, Epic and Mr. Doyle entered into an agreement titled Severance and Cooperation Agreement (the “Agreement”), effective July 2, 2009 (the “Effective Date”).  Pursuant to the Agreement, both Epic and Mr. Doyle agreed to mutual releases of all claims and liabilities existing as of the Effective Date.  A copy of the Agreement was filed with the SEC on June 30, 2009 on Form 8-K, and the lawsuit has been dismissed.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479)

3.4	Amendment to Article III, Section 5 of the Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated June 30, 2009.

10.1	Agreement relating to the acquisition of the Carnrite Group, LLC	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.

10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.

10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.

10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to Exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.

Exhibit Number	Exhibit Name

10.6*	Employment Agreement R. Rhinesmith.	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.

10.7*	Employment Agreement with Patrick Murray.	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.

10.8	Gas Purchase Agreement with IACX Energy, LLC	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.

10.9*	Consulting Agreement with R. Rhinesmith	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.

10.10*	Separation and Release Agreement with D. Reynolds.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.

10.11	Amendment Agreement dated February 26, 2009	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.

10.12	Severance and Cooperation Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed June 30, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herein.

An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.
(Registrant)

Date: August 6, 2009	/s/ John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: August 6, 2009	/s/ Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer