Form 10-Q
period 2009-09-30
EPIC ENERGY RESOURCES, INC.
filed 2009-11-12
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

As of October 31, 2009, the Company had 44,105,781 issued and outstanding shares of common stock.

EPIC ENERGY RESOURCES INC.

Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	2
Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited)	3
Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited)	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T. Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 6. Exhibits	18
Signatures	19
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPIC ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$479	$4,785
Accounts receivable:
Billed, net of allowance of $6,338 and $6,570, respectively	10,146	10,690
Unbilled	1,362	388
Prepaid expenses and other current assets	532	2,027
Total current assets	12,519	17,890
Property and equipment, net	3,704	5,136
Assets held for sale:
Proved oil and gas properties (full cost method), net of accumulated depletion and impairments of $0 and $9,257, respectively	-	1,332
Other mineral reserves	-	783
Other asset held for sale	3,395	3,875
Other assets	49	45
Debt issuance costs, net of accumulated amortization of $807 and $481, respectively	1,222	1,548
Goodwill	18,837	18,837
Other intangible assets, net	11,277	12,666
Total assets	$51,003	$62,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,426	$5,404
Accrued liabilities	2,977	3,762
Deferred revenue	10,065	2,684
Customer deposits	1,014	4,505
Current liabilities associated with assets held for sale	328	4,383
Current portion of long-term debt	6,404	7,504
Total current liabilities	22,214	28,242

Long-term liabilities associated with assets held for sale	3,707	3,949
Long-term debt, net	4,615	6,372
Derivative liability	1,268	-
Deferred tax liability	1,775	1,775
Total liabilities	33,579	40,338
STOCKHOLDERS' EQUITY
Common stock, no par value: 100,000,000 shares authorized; 44,105,781 and 43,495,160 shares issued and outstanding, respectively	33,639	41,783
Additional paid-in capital	1,786	15,014
Accumulated deficit	(18,001)	(35,023)
Total stockholders’ equity	17,424	21,774
Total liabilities and stockholders’ equity	$51,003	$62,112

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUES
Consulting fees	$6,362	$14,176	$21,164	$31,192
Reimbursed expenses	6,990	7,105	11,691	24,164
Total revenues	13,352	21,281	32,855	55,356

OPERATING EXPENSES
Reimbursed expenses	5,325	10,391	8,213	22,092
Compensation and benefits	4,690	5,979	14,700	19,376
General and administrative	884	1,465	2,831	6,730
Professional and subcontracted services	796	1,449	2,975	5,431
Occupancy, communication and other	295	350	916	1,031
Depreciation and amortization	730	1,032	2,591	1,966
Impairment charges	-	-	480	-
Total operating expenses	12,720	20,666	32,706	56,626
Income (loss) from operations	632	615	149	(1,270)

OTHER INCOME (EXPENSE)
Derivative gain (loss)	2,145	-	(481)	-
Interest expense	(1,566)	(1,629)	(5,439)	(4,714)
Interest and other income (expense)	1	(2,167)	86	(2,110)
Total other income (expense), net	580	(3,796)	(5,834)	(6,824)
Income (loss) from continuing operations before taxes	1,212	(3,181)	(5,685)	(8,094)
Income tax expense	32	11	32	11
Income (loss) from continuing operations	1,180	(3,192)	(5,717)	(8,105)

DISCONTINUED OPERATIONS
Loss from operations of oil and gas segment	-	(104)	(162)	(264)
Gain on sale of oil and gas properties	-	-	2,110	-
Income (loss) from discontinued operations	-	(104)	1,948	(264)

Net income (loss)	$1,180	$(3,296)	$(3,769)	$(8,369)

Income (loss) per common share - basic and diluted:
Income (loss) from continuing operations	$0.03	$(0.07)	$(0.13)	$(0.18)
Income (loss) from discontinued operations	-	(0.01)	0.04	(0.01)
Net income (loss)	$0.03	$(0.08)	$(0.09)	$(0.19)

Weighted average common shares outstanding - basic and diluted	44,105,781	43,041,827	44,063,189	42,993,378

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, January 1, 2009	43,495,160	$41,783	$15,014	$(35,023)	$21,774
Cumulative effect of change in accounting principle	-	(8,144)	(13,395)	20,791	(748)
BALANCE, January 1, 2009, as adjusted	43,495,160	33,639	1,619	(14,232)	21,026

Amortization of stock options and stock bonuses	-	-	167	-	167
Issuance of vested shares	610,621	-	-	-	-
Net loss	-	-	-	(3,769)	(3,769)
BALANCE, September 30, 2009	44,105,781	$33,639	$1,786	$(18,001)	$17,424

See accompanying notes to unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(3,769)	$(8,369)
Adjustments to reconcile net loss to net cash provided by operatingactivities:
(Income) loss from discontinued operations	(1,948)	264
Depreciation and amortization	2,591	1,966
Allowance for doubtful accounts	206	661
Amortization of debt discount and debt issuance costs	3,835	2,624
Impairment of asset held for sale	480	-
Stock-based compensation expense	167	875
Loss on sale of property and equipment	254	486
Derivative loss	481	-
Gain on early extinguishment of debt	(94)	-
Changes in operating assets and liabilities:
Accounts receivable	(636)	(7,508)
Prepaid expenses and other current assets	1,495	28
Other non-current assets	(3)	157
Accounts payable	(3,978)	7,027
Accrued liabilities	(733)	1,450
Customer deposits	(3,491)	1,488
Deferred revenue	7,381	2,214
Net cash provided by operating activities	2,238	3,363
INVESTING ACTIVITIES:
Increase in restricted cash	-	2,491
Purchases of property and equipment	(205)	(1,352)
Proceeds from sale of property and equipment	52	-
Acquisition of EIS, net of cash received	-	(232)
Net cash provided by (used in) investing activities	(153)	907
FINANCING ACTIVITIES:
Bank overdrafts	-	(3,442)
Payments on debt	(6,103)	(825)
Cash used in financing activities	(6,103)	(4,267)
DISCONTINUED OPERATIONS:
Net cash used in operating activities	(63)	-
Net cash used in financing activities	(225)	-
Net cash used in discontinued operations	(288)	-
Net decrease in cash and cash equivalents	(4,306)	3
Cash and cash equivalents, beginning of period	4,785	3,483
Cash and cash equivalents, end of period	$479	$3,486

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,262	$2,115
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of notes payable and accrued interest through sale of oil and gas properties	$3,993	$-
Cumulative net effect of change in accounting principle	$748	$-
Settlement of notes payable through sale of property and equipment	$128	$-
Stock issued for EIS acquisition	$-	$1,050
Notes payable used to acquire property and equipment	$-	$488

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization, Operations and Basis of Presentation

Epic Energy Resources, Inc. (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic consists of its wholly owned subsidiaries; The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”), and Epic Integrated Solutions, LLC (“EIS”). Epic and its subsidiaries (the “Company”) are engaged primarily in providing engineering, consulting, construction management, operations, maintenance, field and project management services to the oil, gas and energy industry. Epic also formed a joint venture with a private investor group, Argos Asset Management, LLC (“Argos”), to support Argos’ investments in infrastructure, processing and production related projects and to also invest in similar projects with other third parties. It is expected that the investment projects will primarily be projects in which the Company provides (on a fee-for-service basis) engineering, design, construction management and operational services related to oil and gas production, pipeline, gathering and compression systems, and associated processing facilities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The balance sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.  Summary of Accounting Policies

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its subsidiaries.  Intercompany accounts and transactions have been eliminated.

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

Reclassification

Certain items from the December 31, 2008 balance sheet and the three and nine months ended September 30, 2008 statements of operations have been reclassified to conform with the three and nine months ended September 30, 2009 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

The Company utilizes various types of financing to fund its business needs, including debt with warrants attached and other instruments indexed to its stock. The Company reviews its warrants and conversion features of securities issued as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At September 30, 2009, the Company has 22,685,031 warrants to purchase common stock, the fair values of which are classified as a liability. Some of these warrants have embedded conversion features that are treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense over the life of the debt using the effective interest method.
.
Inputs used in the valuation to derive fair value are classified based on a fair value hierarchy which distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock (discussed above). The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes model. Under the Black-Scholes model using an expected life of four years, volatility of 131% and a risk-free interest rate of 1.43%, the Company determined the fair value of the warrants to be $787,340 at January 1, 2009. Under the Black-Scholes model  using an expected life of 3.25 years, volatility of 188% and a risk-free interest rate of 1.56%, the Company determined the fair value of the warrants to be $1,267,569 at September 30, 2009.

The following shows the changes in the level three liability measured on a recurring basis for the nine months ended September 30, 2009:

Beginning balance	$787,340
Total derivative loss	480,229
Ending balance	$1,267,569

Earnings Per Share

Basic earnings per share (“Basic EPS”) is computed by dividing net income (loss) attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share (“Diluted EPS”) is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted EPS is the same as Basic EPS for all periods presented because potential common stock equivalents were anti-dilutive. Common stock equivalents of 25,617,531 and 25,670,131 at September 30, 2009 and 2008, respectively, were excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. At September 30, 2009, the Company has a derivative liability of $1,267,569 related to the warrants to purchase common stock.  The derivative instruments were not entered into as hedging activities, and the change in value of the liability is included in the accompanying Consolidated Statement of Operations.

Effective January 1, 2009, the Company adopted a new accounting standard related to determining whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which would qualify as a scope exception from hedge accounting. Upon adoption the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as of January 1, 2009, as these warrants contain exercise price reset features and were no longer deemed to be indexed to the Company’s own stock. See Note 7 for further discussion.

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Vehicles	$2,070	$2,731
Computer equipment	2,565	2,521
Office furniture and equipment	950	825
Leasehold improvements	575	555
	6,160	6,632
Less: Accumulated depreciation and amortization	(2,456)	(1,496)
Total property and equipment, net	$3,704	$5,136

Depreciation expense for the three months and nine months ended September 30, 2009 was $394,881 and $1,203,291, respectively.

In 2008, the Company adopted a plan to dispose of its airplane. The Company expects that the final sale and disposal of the assets will be completed by the end of 2009 or early 2010. The carrying value of the airplane that is held for sale is presented as “Other asset held for sale” in the accompanying Consolidated Balance Sheets and as such this asset is no longer depreciated. During the nine months ended September 30, 2009, the Company recognized an impairment on the airplane of $479,591.

4. Oil and Gas Properties

In February 2009, the Company sold its Kansas property and dissolved its joint venture associated with its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest. During the nine months ended September 30, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations.  The properties and their related assets and liabilities have been shown separately as assets held for sale and liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Assets and liabilities of discontinued operations consisted of the following at December 31, 2008 (in thousands):

ASSETS:
Assets held for sale:
Proved oil and gas properties, net	$1,332
Other mineral reserves	783
Assets of discontinued operations	$2,115
LIABILITIES:
Current Liabilities:
Accrued interest	$547
Asset retirement obligation	230
Note payable	3,295
Total liabilities of discontinued operations	$4,072

5.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of the following at September 30, 2009 (in thousands):

	Carrying amount	Accumulated amortization	Net book value
Customer relationships	$6,961	$(1,364)	$5,597
Backlog	5,124	(5,124)	-
Employment contracts	1,147	(1,147)	-
Patent	64	(64)	-
Indefinite-lived trade name	5,680	-	5,680
Total	$18,976	$(7,699)	$11,277

Amortization expense related to the above intangible assets for the three months and nine months ended September 30, 2009 was $335,382 and $1,388,406, respectively. The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2009 (three months remaining)	$335
2010	1,342
2011	1,342
2012	1,342
2013 and thereafter	1,236
Total	$5,597

Goodwill represents the excess of the purchase price of an entity over the fair value of the net tangible assets. There have been no changes in the carrying amount of goodwill for the nine months ended September 30, 2009.

6. Long-Term Debt

Debt consists of the following (in thousands):

	September 30, 2009	December 31, 2008
10% secured debentures	$15,000	$20,250
Debt discount	(6,170)	(9,639)
10% secured debentures, net	8,830	10,611
Notes payable secured by assets acquired	5,154	9,500
Note payable – EIS acquisition	1,070	1,320
Total debt	15,054	21,431
Less: current maturities	(6,732)	(11,110)
Total long-term debt	$8,322	$10,321

10% secured debentures

In December 2007, the Company entered into a Purchase Agreement (the “Purchase Agreement”) for the sale of $20,250,000 of 10% Secured Debentures (the “Debentures”).  The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are secured by liens on all of the Company’s assets.  Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625.  Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders. The purchasers of the debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company’s common stock at $1.65 per share.  Under the Black-Scholes model using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid-in capital with a corresponding amount recorded as a debt discount.  Upon adoption of Topic No. 815, the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability. The net adjustment to the debt discount of $39,579 was recorded as a cumulative effect of change in accounting principle with an offsetting credit to retained earnings. See note 7 for further discussion of the derivative liability. The debt discount is being amortized to interest expense, using the effective interest method, over the life of the debentures, which mature on December 5, 2012.  For the three months and nine months ended September 30, 2009, approximately $965,195 and $3,508,567, respectively, of debt discount was amortized to interest expense.

Epic did not make the December 1, 2008 principal payment when due and this resulted in an event of default. On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with all of the holders of the Debentures (the “Holders”) except for one holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. Under the Amendment, the Company paid the amounts due and the Debenture Holders agreed to waive any Events of Default (as defined in the Debentures and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  Also, the Amendment amends the Purchase Agreement by adding three additional sections to the Purchase Agreement.  The first new section provides that the Company shall achieve, on a consolidated basis, EBITDA (as defined in the Amendment) of at least the required amount set forth below for the applicable period indicated:

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

On March 13, 2009, the Company entered into a Debenture Repurchase Agreement (“Repurchase agreement”) with a Holder who did not agree to the Amendment. Under the provisions of the Repurchase agreement the Company repurchased a Debenture with a principal amount of $250,000 for $156,250. For the nine months ended September 30, 2009, the Company recorded a gain on early extinguishment of debt of $93,750 which is included in interest and other income (expense) in the accompanying Consolidated Statements of Operations.

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

Notes payable secured by assets acquired

At December 31, 2008, the Company had a $2,500,000 note payable secured by the Rush County Kansas property. The note was for a term of 42 months and bears annual interest of 10% with principal and interest payable monthly. At December 31, 2008, the balance of this note was $3,295,000 and was included in current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. In February 2009, the Company sold the properties associated with this note payable and the note payable was assumed by the third party.

The Company has a $4,845,000 note payable related to its aircraft.  The 12-year note with an annual interest rate of 6.81% is due on November 27, 2018, with principal and interest payable monthly. At September 30, 2009 and December 31, 2008, this note payable had a balance of $4,035,000 and $4,260,000, respectively and no accrued interest.  At September 30, 2009 and December 31, 2008, the current portion of this note payable is $328,000 and $311,000, respectively, and is included in current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, the long-term portion of this note payable is $3,707,000 and $3,949,000, respectively, and is included in long-term liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets.

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, Colorado office.  The 5-year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly.  At September 30, 2009 and December 31, 2008, this note payable had a balance of $53,000 and $68,000, respectively.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3-year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly. At September 30, 2009 and December 31, 2008, this note payable had a balance of $236,000 and $460,000, respectively.

The Company has various notes payable to finance the Company owned vehicles utilized for field services. The 3-year notes with annual interest rates of 5.50% are due April 1, 2011 thru December 1, 2011, with principal and interest payable monthly. At September 30, 2009 and December 31, 2008, these notes payable had balances of $831,000 and $1,417,000, respectively.

7. Derivatives

On January 1, 2009 the Company adopted Topic No. 815, and as a result 22,685,031 outstanding warrants of the Company containing exercise price reset provisions, which were previously classified in equity, were reclassified to a derivative liability as of January 1, 2009 as these warrants were no longer deemed to be indexed to the Company’s own stock.   These warrants have exercise prices ranging from $1.50 - $1.65 and expire in December 2012. As of January 1, 2009, the fair value of these warrants of $787,340 was recognized and resulted in a cumulative effect adjustment to retained earnings of $20,791,677. The change in fair value during the three and nine months ended September 30, 2009 of ($2,145,515) and $480,229 is recorded as a derivative (gain) loss in the accompanying Consolidated Statements of Operations.

8. Stockholders' Equity

During the nine months ended September 30, 2009, the Company issued 610,621 shares of its common stock to key employees of Pearl. These shares are related to the acquisition of Pearl in 2007 and were issued during the nine months ended September 30, 2009 as they met the vesting requirements during this period.

9. Stock Based Compensation

Stock Options
During the nine months ended September 30, 2009, 100,000 stock options expired and 472,600 stock options were forfeited.  A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, December 31, 2008	2,541,500	$2.03
Options granted	-	-
Options exercised	-	-
Options expired/forfeited	(572,600)	$2.73
Options outstanding, September 30, 2009	1,968,900	$1.83

Restricted Stock
During the nine months ended September 30, 2009, 1,800,000 unvested restricted stock grants were forfeited.  A summary of restricted stock activity for the nine months ended September 30, 2009 is as follows:

Non-vested restricted stock, December 31, 2008	3,600,000
Granted	-
Vested	-
Forfeited	(1,800,000)
Non-vested restricted stock, September 30, 2009	1,800,000

10. Commitments and Contingencies

Litigation

On June 15, 2009, the Company filed a lawsuit in the District Court of Montgomery County, Texas against Rex Doyle, Epic’s former Chief Executive Officer and Director, for employment-related claims.  Mr. Doyle subsequently filed a counter-claim against the Company. On June 24, 2009, the Company and Mr. Doyle entered into an agreement titled Severance and Cooperation Agreement (the “Agreement”), effective July 2, 2009 (the “Effective Date”).  Pursuant to the Agreement, both the Company and Mr. Doyle agreed to mutual releases of all claims and liabilities existing as of the Effective Date. The Company has $250,000 accrued related to the Agreement which is included in Accrued liabilities in the accompanying Consolidated Balance Sheets.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” as defined by the Securities and Exchange Commission, or SEC. We make these forward-looking statements in reliance on the safe harbor protections provided under the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. We have attempted to identify forward-looking statements by terminology such as "anticipate," "believe," "can," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "would" or "will" or the negative of these terms or other comparable terminology, but their absence does not mean that a statement is not forward-looking. These forward-looking statements are based on assumptions which we believe are reasonable based on current expectations and projections about future events and industry conditions and trends affecting our business. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks and uncertainties that, among other things could cause actual results to differ materially from contained in the forward-looking statements,  including without limitation the Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

We also may make material acquisitions or divestitures or enter into financing transactions. None of these events can be predicted with certainty and the possibility of their occurring is not taken into consideration in the forward-looking statements.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. We assume no obligation to update publicly any such forward -looking statements, whether as a result of new information, future events, or otherwise.

Overview

Epic Energy Resources, Inc. (“Epic”) was incorporated in Colorado in 1989.  Following its formation, Epic was relatively inactive until April 2006 when its management changed and it became involved in the oil and gas industry. Epic acquired certain producing oil and gas properties in December 2006 which were shut-in between January 2007 and August 2008 and sold in February 2009.  Epic acquired The Carnrite Group (“Carnrite”) in August 2007, Pearl Investment Company (“Pearl”) in December 2007, and Epic Integrated Services LLC (“EIS”) in February 2008.  Epic’s revenues from Carnrite, Pearl and EIS are principally derived from consulting and engineering services to the oil, gas and energy industry.  Carnrite’s management consulting services provide advice to keep companies engaged in the oil and gas sector competitive in the global market. Pearl provides engineering and consulting services focused on the design, build, operations, maintenance, and development of upstream and midstream oil and gas assets including associated gathering, compression and processing facilities. EIS provides consulting services focused on personnel training, documentation and data management to the oil, gas and energy industry.  With respect to this discussion, the terms “the Company”, “we,” “us,” and “our” refer to Epic Energy Resources, Inc. and our wholly-owned subsidiaries.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, long-lived assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying unaudited consolidated financial statements are prepared using the same critical accounting policies discussed in our 2008 Annual Report on Form 10-K.

Results of Operations

The results of operations for the nine months ended September 30, 2008 include the historical results of EIS from January 1, 2008.

In February 2009, the Company sold its Kansas property to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property.  The Company recorded a $2,110,066 gain on the sale of the Kansas property in February 2009.  For the three and nine months ended September 30, 2009 and 2008, revenue and expenses directly related to oil and gas production are included in Income (loss) from discontinued operations.

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

As of September 30, 2009, the Company’s backlog for consulting services to be performed in the future was approximately $19.8 million. This compares with a combined backlog of approximately $28.3 million as of September 30, 2008. This backlog amount could change due to macro-economic market activity and customer demand changes.

Three Months ended September 30, 2009 compared with Three Months ended September 30, 2008

Revenues were $13.4 million for the quarter ended September 30, 2009 compared to $21.3 million for the quarter ended September 30, 2008. The decrease of $7.9 million was attributable to a $7.8 million decrease in revenues from consulting fees and a $0.1 million decrease in reimbursed expense revenues.

Operating Expenses were $12.7 million for the quarter ended September 30, 2009 compared to $20.7 million for the quarter ended September 30, 2008 resulting in a decrease of $8.0 million.  The $8.0 million decrease was primarily related to a $5.1 million decrease in reimbursed expenses and a $1.3 million decrease in compensation and benefits. Also contributing to the decrease in operating expenses was a $0.6 million decrease in general and administrative expenses and a $0.7 million decrease in professional and subcontracted services.

Income from Operations was $0.6 million for the quarter ended September 30, 2009 compared to $0.6 million for the quarter ended September 30, 2008.

Other Income (Expense), net was $0.6 million for the quarter ended September 30, 2009 compared to ($3.8) million for the quarter ended September 30, 2008.  The increase of $4.4 million was primarily due to the gain on the derivative liability of $2.1 million and the liquidating damages accrual of $2.2 million included in the three months ended September 30, 2008.

Net Income (Loss) was $1.2 million or $0.03 per share for the quarter ended September 30, 2009 compared to ($3.3) million or ($0.08) per share for the quarter ended September 30, 2008 resulting in an increase of $4.5 million or $0.11 per share.  The primary reasons for the net income for the three months ended September 30, 2009 were a decrease in operating expenses and the derivative gain of $2.1 million recognized during that period.

Nine Months ended September 30, 2009 compared with Nine Months ended September 30, 2008

Revenues were $32.9 million for the nine months ended September 30, 2009 compared to $55.4 million for the nine months ended September 30, 2008. The decrease of $22.5 million was attributable to a $12.5 million decrease in revenues from reimbursed expenses and a $10.0 million decrease in consulting fees.

Operating Expenses were $32.7 million for the nine months ended September 30, 2009 compared to $56.6 million for the nine months ended September 30, 2008.  This decrease of $23.9 million was primarily related to a $4.7 million decrease in compensation and benefits and a $13.9 million decrease in reimbursed expenses as it relates to the decrease in revenues from reimbursed expenses. Also contributing to the decrease in operating expenses was a $3.9 million decrease in general and administrative expenses and a $2.5 million decrease in professional and subcontracted services.

Income (Loss) from Operations was $0.1 million for the nine months ended September 30, 2009 compared to a loss of $1.3 million for the nine months ended September 30, 2008. This improvement resulted from the decrease in operating expenses as compared with the decrease in revenues.

Other Expense, net was $5.8 million for the nine months ended September 30, 2009 compared to $6.8 million for the nine months ended September 30, 2008.  The decrease of $1.0 million was primarily due to the liquidating damages accrual of $2.2 million included in the nine months ended September 30, 2008 partially offset by an increase in interest expense of $0.7 million and a loss on the derivative liability of $0.5 million.

Net Loss was $3.8 million or $0.09 per share for the nine months ended September 30, 2009 compared to a net loss of $8.4 million or $0.19 per share for the nine months ended September 30, 2008, resulting in a decreased loss of $4.6 million. The primary reasons for the net loss for the nine months ended September 30, 2009 were interest expense of $5.4 million and the derivative loss of $0.5 million recognized during that period partially offset by the $2.1 million gain on the sale of the Kansas oil and gas property.

Liquidity and Capital Resources

On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with all the holders (the “Holders”) of the Company’s 10% Secured Debentures except for one holder of a $250,000 Debenture. Under the Amendment, the Company paid the past due amounts on the Debentures, and the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  The Amendment also added requirements for the Company to achieve specified levels of EBITDA as well as certain restrictions as described in Note 6 to the financial statements that are included in this Form 10-Q. On March 13, 2009, the Company entered into a Debenture Repurchase Agreement (“Repurchase Agreement”) with a Debenture Holder who did not agree to the Amendment. Under the provisions of the Repurchase Agreement the Company repurchased a principal amount of $250,000 for $156,250.

In February 2009, the Company sold its Kansas property to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc subject to the Company’s retention of an overriding royalty interest covering the Kansas property. During the nine months ended September 30, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property.

Operating activities provided cash of $2.2 million for the nine months ended September 30, 2009 compared to approximately $3.4 million for the nine months ended September 30, 2008.  We had a net loss of $3.8 million for the nine months ended September 30, 2009 which included various non-cash net expenses of $5.9 million.  During the nine months ended September 30, 2009, we had $3.8 million of amortization of debt discount and debt issuance costs, $2.6 million of depreciation and amortization, $0.5 million impairment on the asset held for sale and $0.5 million of derivative loss. These non-cash expenses were partially offset by a non-cash gain on the sale of the oil and gas properties of $2.2 million. For the nine months ended September 30, 2008, we had a net loss of $8.4 million which was offset by changes in assets and liabilities of $4.9 million, $2.6 million of amortization of debt discount and debt issuance costs, $2.0 million of depreciation and amortization and other $0.9 million of stock based compensation expense.

For the nine months ended September 30, 2009, we used $0.1 million of cash flows for investing activities for the acquisition of property and equipment offset by proceeds from the sale of property and equipment. For the nine months ended September 30, 2008, we had investing activities that provided cash of approximately $0.9 million primarily related to $2.5 million increase in restricted cash offset by $1.4 million used for the acquisition of property and equipment.

For the nine months ended September 30, 2009, we used $6.1 million of cash flows for financing activities for debt payments.  For the nine months ended September 30, 2008, we used $4.3 million of cash flows for financing activities of which $3.4 million was related to a decrease in bank overdrafts and $0.8 million was for debt payments.

As of September 30, 2009, we had a working capital deficit of $9.7 million compared with a working capital deficit of $10.4 million at December 31, 2008.

The Company believes that its resources are sufficient to fund its needs through the twelve months subsequent to September 30, 2009.  However, there are no assurances that the Company will become profitable or generate positive cash flow by the end of 2009 or, in the alternative, be successful in funding its needs through September 30, 2010.

Contractual Commitments

There have been no material changes to the Company’s contractual commitments during the nine months ended September 30, 2009 (except as noted above).  Please see Note 6 to the financial statements contained in this Form 10-Q and the Company’s Form 10-K for December 31, 2008 for a complete discussion of the Company’s debt obligations.

Except for the commitments arising from our operating lease arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Safety

Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the nine month period ending September 30, 2009, the Company had no reportable incidents.  We continued to increase the number of training hours and worked judiciously to reduce the Company’s RIR’s.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

John S. Ippolito, our President and Chief Executive Officer and Michael Kinney, our Chief Financial Officer, under the supervision and with the participation of management, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15e of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Messr. Ippolito and Kinney have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of September 30, 2009.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479).

3.3	Bylaws	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479).

3.4	Amendment to Article III, Section 5 of the Bylaws	Incorporated by reference to Exhibit 3.1 to the Company’s report on Form 8-K dated June 30, 2009.

31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herein.

32
Certification of Chief Executive Officer (Principal Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.
(Registrant)

Date: November , 2009	/s/ John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: November , 2009	/s/ Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer