Form 10-K
period 2009-12-31
EPIC ENERGY RESOURCES, INC.
filed 2010-03-31
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

☒ Yes  ☐ No

Indicate by check mark if disclosure  of  delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
☐ Yes  ☒ No

The aggregate market value of the voting stock held by non-affiliates* of the Company as of December 31, 2009 was approximately $4,250,327.

As of March 22, 2010 the Company had 45,413,734 shares of common stock outstanding.

* Without asserting that any of the issuer’s directors or executive officers, or the entities that own shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS

Overview

Epic Energy Resources, Inc. (“Epic”) is an integrated energy services company based in Houston, Texas with field and sales offices in Denver, CO; Sheridan, WY; Sidney, MT; Durango, CO and Dubai, UAE.  Epic provides customized solutions that meet our clients’ needs along the global energy value chain – oil & gas upstream, midstream and downstream.  Our broad spectrum of services include: business and operations consulting; engineering, procurement, and construction management; production operations & maintenance; specialized training, operating manuals, data management and data integration.

Epic focuses its services on helping clients get the most value from their organizations and assets.  Our core competencies range from supporting complex decision-making to delivery of high integrity energy infrastructure to providing reliable, technical and operational support in the delivery of projects.  Our service promise is met by our comprehensive knowledge of how to get the best from the people, processes and tools that support the physical asset base or enterprise.  Our business is focused on four areas: business and operations consulting; upstream development and operations; midstream infrastructure through processing; and strategic investments in infrastructure and associated reserves.

Epic, through its business units (formally known and operated as subsidiaries), the Carnrite Group, LLC (the “Carnrite Group”), Pearl Investment Company (“Pearl”) and Epic Integrated Solutions, LLC (“EIS”) provides the following engineering and consulting services to the oil, gas and energy industry.

•	Engineering, Procurement, and Construction Management (EPCM)
•	Contract Operations and Maintenance (O&M) of Producing Assets, Infrastructure and Facilities
•	Project Management of Field Development Activities
o	From Permitting to Decommissioning
•	Business Management Consulting
o	Process Improvements
o	Portfolio Optimization
o	Financial Analysis
o	Organization Design
o	Others
•	Workforce Development and Training
•	Operations Documentation
•	Integration of Data Workflow and Operational Processes
•	Data Management

The Carnrite Group, Pearl and EIS were merged together in December 2009, and renamed Epic Integrated Services, Inc.

Epic also plans to evaluate producing and undeveloped oil and gas properties and participate in the optimization and/or development activities that, in the opinion of management, are favorable for the production of oil or gas. Epic may also acquire other producing oil and gas properties that have the potential to support additional oil and gas wells.  Although Epic previously has owned, drilled and produced oil and gas properties, as of March 20, 2010, it does not own any operating interests but does retain certain royalty interests.

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

In the late 1970's, a new model emerged with smaller companies being created that focused on only one aspect of the industry. Independent production companies were created to find, drill and produce oil and gas. Pipeline companies were formed to deliver product from producers to refineries and other end users. Refining companies were organized to refine oil and gas into usable fuels and products. And, finally, retail oriented companies were created to develop innovative ways to market gasoline (the birth of the gasoline station as a convenience store!).

Epic believes the next natural progression to be the separation of oil and gas producers into two groups: those which focus on exploration and drilling for oil and gas and those which focus on the efficient processing of oil and gas before it is transported.

Due to the high operating costs and low production rates of many older oil and gas fields, most producers have been limited in their ability to maintain the operating condition of pipelines, compressor stations, gathering systems, SCADA systems, secondary recovery injection plants, and similar equipment.

Business and Operations Consulting

Epic provides business and operations consulting services to help companies be competitive in the global energy market. Lasting, measurable performance improvements are achieved through understanding the drivers of business challenges and developing and implementing solutions that enable operational and organizational improvement.

Our seasoned industry consultants provide and help to implement customized solutions to complex strategic, operational and organizational issues affecting all segments of the energy industry.  We cultivate lasting relationships with clients who trust our judgment, respect our honesty and value our expertise.

Our consultants average 25 years of applied work experience, have strong industry experience, are knowledgeable in a wide range of traditional consulting tools and approaches and combine business experience with technical knowledge on projects all over the world.  Our consultants are recognized for using small, experienced consulting teams to craft unique solutions designed to meet specific client needs.

Engineering, Procurement, Construction Management; Production Operations and Maintenance

Epic is a diversified engineering, procurement and construction management, and field services company. Epic has expertise in the design, construction and operations of projects and assets across the energy value chain.  Engineering solutions are provided to clients beginning with conceptual design and culminate in delivery of equipment and facilities that support operational excellence.  The Epic team understands what it takes to achieve a return on investment and ensures that every solution delivers safe, efficient, and reliable results.

We provide value-added engineering, procurement, construction management and field services to the energy industry.  Our areas of focus include oil and gas development and production, refineries, petrochemical, alternative fuels and pipeline sectors.

Our engineers, designers and field staff consistently design and deliver fit for purpose business solutions.   We have the expertise to take projects from feasibility studies to startup and commissioning – and beyond.  Our capabilities support green-field development and brown-field expansions/upgrades.  Core competencies include permitting, safety and environmental compliance, geology, drilling, engineering, design, procurement, construction management, technical staff augmentation, operations, maintenance and measurement.

Specialized Training, Operating Manuals, Data Management and Data Integration

Epic focuses on improving the capability of the operations and maintenance organizations by providing industry leading competency assurance, customized training, operations documentation, data integration and associated consulting services.  Solutions bridge resource development and data integration gaps through the appropriate balance of technology, data management, documentation and training systems into one seamless package.

We provide seasoned technical people with hands-on practical knowledge supporting companies around the world in creating and maintaining a safe and productive workforce.  We have a long history in integrating smart documentation with innovative training to ensure client employees have the necessary capabilities to be successful in the future.  We provide high quality solutions using the latest technology.  We provide tools and programs for our clients around their operations and maintenance systems, training, and data management.

We start by thoroughly understanding our client’s competency requirements and operations related data needs, whether for a new green-field facility or existing brown-field operation.  Our customized solutions bridge resource and information gaps by integrating data, documentation, workflow, and workforce development programs into one seamless package that remains useful for the lifecycle of a facility.  Our teams can provide something as simple as an operations or maintenance procedure or as complex as a full blown operations, maintenance and workforce development program that includes CMMS integration.

We leverage the latest in gaming technologies to provide a walk-through training tool specifically designed for the new “visual learners”.  These training models capitalize on the new generations’ gaming savvy to make training relevant and retainable.

Epic, through its business units, provides engineering, construction management, operations, maintenance, field and project management services, specialized training, operations documentation and data management services to the oil, gas and energy industry.

In February 2008, Epic acquired EIS, which was not affiliated with Epic prior to the transaction, for cash and shares of its restricted common stock. At closing, Epic paid $867,000 and issued 1,000,000 shares of its common stock to the three former owners of EIS. An additional $1,400,000 will be paid to the three former owners in periodic installments during 2010 and 2011. The 1,000,000 shares were issued to EIS's former owners, each of whom is also an officer of EIS. The shares issued to each owner will vest over a three-year period. All or a portion of the shares issued to each officer will be forfeited and returned to Epic if the officer voluntarily terminates his or her employment prior to February 20, 2011. EIS provides the oil and gas industry with specialized training, operations documentation and data management services for the start-up and operation of complex energy production facilities.

Backlog represents the revenue Epic expects to realize in the future from performing consulting work under multi-period contracts. Epic generally includes total expected revenue in the backlog when a contract is awarded and the scope of the services is determined. Backlog is not defined by generally accepted accounting principles and Epic's process for determining backlog may not be comparable to the methodology used by other companies in determining backlog. Backlog may not be indicative of future operating results. Not all of Epic's consulting revenue is recorded in backlog for a variety of reasons, including that some projects begin and end within a short-term period. Many contracts also do not provide for a fixed amount of work to be performed and are subject to modification or termination by the customer. The termination or modification of any one or more sizeable contracts or the addition of other contracts may have a substantial immediate effect on backlog.

For long-term contracts, the amount included in backlog is limited to twelve months. If the contract duration is indefinite, projects included in backlog are limited to the estimated revenue within the next twelve months. Some contracts provide maximum dollar limits, with authorization to perform work under the contract being agreed upon on a periodic basis with the customer. In these arrangements, only the amounts authorized are included in backlog.

As of March 19, 2010, Epic's backlog for consulting services to be provided in the future was approximately $10.4   million. This compares to a combined backlog of approximately $43.5 million as of February 24, 2009.

During the year ended December 31, 2009, four customers accounted for 80% of Pearl’s total revenues, three customers accounted for 81% of Carnrite Groups’s total revenues, and three customers accounted for 82% of EIS’s total revenues.  During the year ended December 31, 2008, six customers accounted for 82% of Pearl’s total revenues, two customers accounted for 74% of Carnrite Group’s total revenues, and one customer accounted for 80% of EIS’s total revenues.

Oil and Gas Exploration and Development

General

In the future, Epic plans to evaluate undeveloped oil and gas prospects and participate in drilling activities on prospects that in the opinion of management are favorable for the production of oil or gas. If, through this review, a geographical area indicates geological and economic potential, Epic intends to attempt to acquire leases or other interests in the area and assemble a prospect. Epic may then attempt to sell a portion of its leasehold interests in a prospect to unrelated third parties, thus sharing the risks and rewards of the exploration and development of the prospect with the joint owners pursuant to an operating agreement. One or more wells may be drilled on a prospect, and if the results indicate the presence of sufficient oil and gas reserves, additional wells may be drilled on the prospect.  Epic may also acquire producing oil and gas properties that have the potential to support additional oil and gas wells.

Although Epic previously has owned, drilled and produced oil and gas properties, as of December 31, 2009, Epic does not own any operating interests although it does retain certain royalty interests.  Epic has executed an agreement with its partner in the Reichel field, in which the partner will assume all debt associated with the field along with operating expenses and any contingent liabilities in exchange for Epic’s interest in the field.  In addition, a third party has signed a farm out agreement in which Epic will receive a 3.75% net profits interest, up to a maximum of $500,000, in production from new wells drilled in the field.

Joint Venture

In July 2007, Epic formed a joint venture with UIV, known as Argos Asset Management, LLC (formerly known as Epic Exploration and Production LLC, “Argos”), to acquire energy assets and oil and gas properties. Epic manages the operations of the joint venture. UIV is responsible for providing equity capital required to fund the acquisition or development of the assets on a project-by-project basis.  A member of our Board of Directors owns 50% of the joint venture. Epic receives 20% of the net income from any asset or oil and gas property acquired by the joint venture until UIV receives 200% of the equity contributed by UIV to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and Argos. Argos is currently reviewing Farm-In opportunities in the Appalachian Basin in West Virginia.

Competition

Engineering and Consulting Services

The energy consulting industry is highly competitive. Competitors include large, multinational corporations such as SAIC, Accenture, Jacobs Engineering, KBR and Baker Energy as well as many medium sized and small consulting firms. Because the energy consulting industry is large and crosses numerous geographic lines, a meaningful estimate of the total number of Epic's competitors is not possible. Competitive factors include:

•	price;
•	service quality (including the ability to deliver services quickly); and
•	technical proficiency.

Oil and Gas

Epic will be faced with strong competition from many other companies and individuals engaged in the oil and gas business, many of which are very large, with substantial capabilities, and are well established. Epic will compete with these individuals and companies, many of which have greater financial resources and larger technical staffs. Although it is nearly impossible to estimate the number of competitors, it is known that there are a large number of companies and individuals in the oil and gas business.

Government Regulation

Although Epic's consulting business is not subject to any particular governmental regulations, Epic's oil and gas operations are subject to numerous environmental laws and regulations. These laws and regulations include:

•	the Comprehensive Environmental Response, Compensation and Liability Act;
•	the Resources Conservation and Recovery Act;
•	the Clean Air Act;
•	the Federal Water Pollution Control Act; and

•	the Toxic Substances Control Act.

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

Epic's sales of any natural gas will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes are intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of natural gas to the primary role of gas transporters. All natural gas marketing by the pipelines is required to divest to a marketing affiliate, which operates separately from the transporter and in direct competition with all other merchants. As a result of the various omnibus rulemaking proceedings in the late 1980’s and the individual pipeline restructuring proceedings of the early to mid 1990’s, the interstate pipelines must provide open and nondiscriminatory transportation and transportation-related services to all producers, natural gas marketing companies, local distribution companies, industrial end users and other customers seeking service. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

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

In March 2005, Epic affected a 1-for-20 forward split of Epic's common stock. Unless otherwise indicated, all per share data in this report has been revised to reflect this forward stock split. In March 2006, Epic also approved amendments to its Articles of Incorporation which changed the corporate name to Epic Capital Group, Inc., and changed Epic's authorized capitalization to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock.

On December 1, 2006, Epic changed its corporate name to Epic Energy Resources, Inc.

In December 2009, Epic merged its three operating subsidiaries, Carnrite Group, Pearl and EIS, into a single operating subsidiary and renamed it “Epic Integrated Services, Inc.”  We did this to save administrative and other costs associated with maintaining three legal entities, enhance cross-selling between business units, and encourage pull-through opportunities.  Furthermore, we believe that marketing under the “Epic” brand name would be more efficient and effective going forward.

Epic currently employs approximately 133 full-time employees working from six offices and serves clients in the U.S. Lower 48 states and the Middle East.

ITEM 1A.  RISK FACTORS

RISK FACTORS

Investing in our securities involves risk.  In evaluating the Company, careful consideration should be given to the following risk factors, in addition to the other information included or incorporated by reference in this Form 10-K. Each of these risk factors could materially and adversely affect our business, operating results or financial condition, as well as materially and adversely affect the value of an investment in our common or preferred stock.  In addition, the ‘‘Forward-Looking Statements’’ located in this Form 10-K, and the forward-looking statements included or incorporated by reference herein describe additional uncertainties associated with our business.

Energy Consulting Services

There is substantial doubt about our ability to continue as a going concern.

As a result of our current financial situation, management has concluded that there is substantial doubt about Epic’s ability to continue as a going concern.

Epic’s limited operating history may make it difficult for investors to assess Epic’s future operating results.

 Epic was incorporated in 1989 but was inactive until April 2006 when it began operations in the energy consulting and oil and gas industries. Due to Epic's limited operating history, an investor's assessment of Epic's future performance may prove to be inaccurate. During the years ended December 31, 2009 and 2008, Epic had a net loss of approximately $17,546,000 and $26,572,000, respectively. As of December 31, 2009, Epic had an accumulated deficit of approximately $31,778,000.

A decline in the price of, or demand for, oil or gas could reduce Epic’s revenues.

The demand for Epic's services depends on trends in oil and natural gas prices and is particularly sensitive to the level of exploration, development and production by oil and natural gas companies. Historically, the prices for oil and gas have been volatile and are likely to continue to be volatile. Spending on exploration and production activities will have a significant impact on the activity level of Epic's consulting businesses.

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

The energy consulting industry is highly competitive, with limited barriers to entry. Large full-service and specialized companies, as well as small local operations, compete with Epic. Competition in some markets is intense, particularly with regard to recruiting personnel, and these competitive forces may limit Epic's ability to obtain and retain customers and to raise prices to its existing customers.

The loss of one or more significant customers could result in a substantial decline in Epic’s consolidated revenues.

During the years ended December 31, 2009 and 2008, a small number of customers accounted for a significant amount of the total revenues of the Company. The loss of any of Epic’s significant customers could have a material adverse impact on the consolidated operating results of Epic.

Epic has significant working capital requirements.

Epic needs significant working capital in order to operate its business. Epic must maintain cash reserves to pay its employees and consultants prior to receiving payment from customers. These working capital requirements may increase in future periods. Epic was required to obtain a short term bridge loan in the amount of $500,000 in order to meet its working capital needs at the beginning of March 2010, and Epic is currently pursuing alternatives to meet its short and long term working capital needs.  If Epic is unsuccessful in obtaining additional capital, its cash balances cannot satisfy its working capital requirements and Epic will not have sufficient working capital to fund its ongoing operations.

If we are unsuccessful in obtaining amendments, deferrals and waivers to our outstanding 10% debentures and the purchase agreement related to such debentures, an event of default will continue to exist with respect to our Debentures.

Epic did not make its March 1, 2010 principal payment on its outstanding 10% debentures (the “Debentures”) when due and this resulted in an event of default under the Debentures, which will have a material adverse effect on our financial condition, results of operations and debt service capabilities and will raise substantial doubts about our ability to continue as a going concern unless such event of default is cured.  To cure this event of default, we are currently seeking from the holders of the Debentures a waiver of this event of default and a deferral of the $1,250,000 payment until the maturity date of the Debentures, December 5, 2012.

Under our Debentures, the Company is obligated to generate, on a consolidated basis, EBITDA (as defined in the Debentures) of at least $1,000,000 for each three-month period commencing on January 1, 2010 and ending on each March 31, June 30, September 30 and December 31 thereafter.   Any failure to comply with these EBITDA requirements, after notice and a five day cure period, would result in an event of default under the Debentures, which would have a material adverse effect on our financial condition, results of operations and debt service capabilities and would raise substantial doubt about our ability to continue as a going concern.  We do not currently anticipate that the Company will meet this target for the first quarter of 2010.  To remedy these uncertainties, we are currently seeking certain waivers to these EBITDA covenants from our Debenture holders so that we remain in compliance with these covenants.

We are currently seeking these amendments, deferrals and waivers in connection with our efforts to obtain additional working capital.  When these waivers, deferrals and amendments are in effect, we believe that a material covenant violation would no longer be probable.  However, there can be no assurance that we will obtain the amendments, deferrals and waivers with respect to all of our outstanding Debentures or that other matters might not arise in the future that could raise potential event of default or going concern issues. The failure to obtain the amendments, deferrals and waivers with respect to all of our outstanding Debentures would have a material adverse effect on our financial condition, results of operations and debt service capabilities.

 If our expansion efforts are not successful, our operations will be adversely affected.

Within the last two years, Epic acquired three energy consulting firms and, although it has no present plans to do so, it may continue to pursue new acquisitions in the future. Unsuccessful acquisitions may result in significant additional expenses that would not otherwise be incurred. In addition, Epic may not be able to integrate the operations of these three consulting firms without unanticipated costs and difficulties and retain its customers and key employees. Epic also may not realize the revenues that it expected from these acquisitions.

Epic may suffer losses from its fixed-price contracts.

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

Third parties we use may not provide goods and services in an adequate or timely manner.

Epic sometimes uses third-party subcontractors and equipment manufacturers to assist Epic with projects. To the extent Epic cannot engage subcontractors or acquire equipment or materials, its ability to complete a project in a timely manner or at a profit may be impaired. If the amount Epic is required to pay for goods and services exceeds the amount Epic estimated in bidding for fixed-price work, Epic could experience losses. Any delay or failure by subcontractors to complete their portion of a project may cause Epic to incur additional costs, including compensating the customer for delays. In addition, if a subcontractor or a manufacturer is unable to deliver services, equipment or materials according to agreed upon terms for any reason, Epic may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce Epic's profit or result in a loss on a project.

Doing business in foreign countries subjects Epic to economic and political conditions that differ from those in the United States and that could result in losses.

A portion of Epic's consulting revenue is derived from operations outside of the United States, which exposes Epic to risks inherent in doing business in each of the countries in which it transacts business. The occurrence of any of the risks described below could have a material adverse effect on Epic's operations:

•	political and economic instability;
•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;
•	currency fluctuations, devaluations, and conversion restrictions;
•	confiscatory taxation or other adverse tax policies;
•	government activities that limit or disrupt markets, restrict payments or result in the deprivation of contract rights; and
•	potential liability under the Foreign Corrupt Practices Act.

Epic could face substantial liability due to claims from customers or third parties.

Through its subsidiaries, Epic provides advice to oil, gas and energy companies in a variety of areas, including well drilling and completion, project design and construction management. The services provided by Epic expose it to potential professional liability, general and third-party liability, warranty and other claims which may be in excess of its insurance limits.

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

Epic needs additional capital to find oil and gas reserves. Epic may be unable to obtain the capital funding which it requires to engage in exploration and production activities.

Oil and gas exploration and development is not an exact science and involves a high degree of risk.

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

Exploratory drilling involves substantially greater economic risks than development drilling because the percentage of wells completed as producing wells is usually less than in development drilling. Exploratory drilling itself can have varying degrees of risk and can generally be divided into higher risk attempts to discover a reservoir in a completely unproven area or relatively lower risk efforts in areas near existing reservoirs. While exploration adjacent to or near existing reservoirs may be more likely to result in the discovery of oil and gas than in completely unproven areas, exploratory efforts are nevertheless high risk activities.

Although the completion of oil and gas wells is, to a certain extent, less risky than drilling for oil and gas, the process of completing an oil or gas well is nevertheless associated with considerable risks. In addition, even if a well is completed as a producer, for a variety of reasons, the well may not produce sufficient oil or gas in order to repay Epic's investment in the well.

Epic’s operations will be affected from time to time and in varying degrees by the price for oil and gas.

The price for oil and gas is often volatile and influenced by political developments and federal and state laws and regulations regarding the development, production and sale of crude oil and natural gas.  These regulations require permits for drilling of wells and also cover the spacing of wells, the prevention of waste and other matters. Rates of production of oil and gas have for many years been subject to federal and state conservation laws and regulations and the petroleum industry is subject to federal tax laws. In addition, the production of oil or gas may be interrupted or terminated by governmental authorities due to ecological and other considerations. Compliance with these regulations may require a significant capital commitment by and expense to Epic and may delay or otherwise adversely affect Epic's proposed operations.

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

Epic had outstanding options and warrants which, as of December 31, 2009, allow the holders to acquire up to approximately 24,534,000 additional shares of its common stock. Until the options and warrants expire, the holders will have an opportunity to profit from any increase in the market price of Epic's common stock without assuming the risks of ownership. Holders of options and warrants may exercise these securities at a time when Epic could obtain additional capital on terms more favorable than those provided by the options or warrants. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of Epic's common stock.  Epic has an effective registration statement with the Securities and Exchange Commission so that the shares of common stock sold in prior years financings, as well shares which may be issued in payment of the notes or upon the exercise of the warrants may be sold in the public market.  The sale of common stock issued or issuable upon the exercise of the warrants, or the perception that such sales could occur, may adversely affect the market price of Epic's common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  DESCRIPTION OF PROPERTIES

Office Leases

Our corporate headquarters address at 1450 Lake Robbins, Suite 160, The Woodlands, Texas 77380 is the business office address of the Epic CEO, CFO, General Counsel, Business Developers, Documentation and Training Employees, and the Consulting Group. The property is generic office space that meets the Company’s executive and administrative requirements. The lease payments are approximately $12,500 per month to occupy approximately 4,150 of office space. The lease expires in July 2015.

Epic’s Colorado office is located at 7110 Jefferson Avenue in Lakewood, Colorado. Epic occupies approximately 30,500 square feet of office space with lease payments of approximately $43,000 per month. The third floor lease on the space expires in July 2011. The second floor lease on the space expires in March 2012.

Epic’s Wyoming office is located at 1082 East Brundage in Sheridan, Wyoming. Epic occupies approximately 5,800 square feet of office space with lease payments of approximately $4,500 per month. The lease on the space expires in March 2012.

Epic has two additional branch offices located in Durango, Colorado and Sydney, Montana. The combined lease payments for these two branch offices are approximately $16,700.

Oil and Gas Properties

In February 2009, Epic sold its working interest in the Rush County, Kansas property and terminated its agreement related to the Oklahoma properties.  In addition, a third party has signed a farm-out agreement in which Epic will receive a 3.75% net profits interest, up to a maximum of $500,000, in production from new wells drilled in the Rush County field.

ITEM 3.  LEGAL PROCEEDINGS

A former employee has filed a case against Epic alleging that Epic terminated this former employee without good cause. Arbitration for this case is scheduled for August 2010. At December 31, 2009, Epic has accrued $400,000 related to this case which represents the estimated loss on this arbitration.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 19, 2010, there were approximately 270 holders of record of Epic's common stock. Epic's common stock trades on the OTC Bulletin Board under the symbol "EPCC". Shown below are the ranges of high and low closing prices for Epic's common stock for the periods indicated as reported by the NASD. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended	High	Low
March 31, 2008	$3.19	$0.15
June 30, 2008	$0.90	$0.59
September 30, 2008	$0.77	$0.30
December 31, 2008	$0.51	$0.05
March 31, 2009	$0.09	$0.08
June 30, 2009	$0.20	$0.20
September 30, 2009	$0.09	$0.08
December 31, 2009	$0.12	$0.11

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

Overview

Epic began operating in the oil and gas industry in April 2006.  In 2007, Epic acquired the Carnrite Group, LLC for 3,177,810 shares of its common stock and Pearl for 1,786,240 shares of its common stock and $19,020,000 in cash. On February 20, 2008, Epic acquired EIS, which was not affiliated with Epic prior to the transaction, for cash and 1,000,000 shares of its restricted common stock. At closing, Epic paid $867,000 and issued 1,000,000 shares of its common stock to the three owners of EIS. An additional $1,400,000 is to be paid to the three owners in periodic installments during 2010 and 2011.

Epic, through its operating subsidiary, Epic Integrated Services, Inc., provides consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance, oil field project management, training, operations documentation and data management.

Epic plans to continue its growth in the Rocky Mountains, Texas, Louisiana, Oklahoma and Kansas, where it’s engineering and field services expertise is its strength, and also to explore opportunities in the Middle East where it currently is in the final stage of a large project.

Epic is focused on four areas: business and operations consulting; upstream development and operations; midstream infrastructure through processing; and strategic investments in infrastructure and associated reserves. Epic plans to evaluate producing and undeveloped oil and gas properties and participate in the optimization and/or development activities that, in the opinion of management, are favorable for the production of oil or gas. Epic may also acquire other producing oil and gas properties that have the potential to support additional oil and gas wells.  Although Epic previously has owned, drilled and produced oil and gas properties, presently the Company does not own any operating interests but does retain certain royalty interests.

As of March 19, 2010, Epic's backlog for future consulting services was approximately $10.4 million. This compares to a combined backlog of approximately $43.5 million as of February 24, 2009.

Results of Operations

Analysis of the Year Ended December 31, 2009 versus December 31, 2008

Revenues from continuing operations were $47.5 million for the year ended December 31, 2009 as compared to $72.2 million for the year ended December 31, 2008. The decrease of $24.7 million was attributable to a $12.5 million decrease in consulting fee revenue and $12.2 million decrease in reimbursed expense revenue. The decrease in revenue resulted from a decrease in demand for Epic’s services as a result of the downturn in the global economy.

Operating Expenses from continuing operations were $59.5 million for the year ended December 31, 2009 as compared to $87.5 million for the year ended December 31, 2008. The decrease of $28.0 million was primarily related to $15.2 million decrease in reimbursed expenses, $8.1 million decrease in general and administrative expenses, $6.8 million decrease in compensation and benefits, and $3.6 million decrease in professional and subcontracted service expenses.  The decreases were off-set by an increase in impairment charges of $10.1 million. These decreases were related to the decrease in revenues and due to aggressive cost cutting measures taken by management of the Company in 2009. The increase in the impairment charges was primarily related to the $9.9 million goodwill impairment loss recognized related to Carnrite Group for the year ended December 31, 2009.

Loss from Operations was $11.9 million for the year ended December 31, 2009 as compared to $15.3 million for the year ended December 31, 2008, a decrease of $3.4 million. The decrease was primarily due to aggressive cost cutting measures taken by the Company in 2009.

Other Expense, net was $7.9 million for the year ended December 31, 2009 as compared to $6.5 million for the year ended December 31, 2008. The increase in Other Expenses of $1.4 million was primarily due to the derivative loss recognized during the year ended December 31, 2009. The derivative loss was the result of a change in accounting principle related to warrants to purchase the Company’s common stock, of which the fair value is recorded as a derivative liability, with changes in the fair value reported in earnings.

Income (Loss) from Discontinued Operations relating to the oil and gas segment was $1.9 million for the year ended December 31, 2009 compared to a loss of $4.8 million for the year ended December 31, 2008. The increase of $6.7 million primarily resulted from an impairment loss of $4.0 million recognized during the year ended December 31, 2008 and a gain from the sale of the oil and gas properties of $2.1 million recognized during the year ended December 31, 2009.

Net Loss was $17.5 million or $(0.40) per share for the year ended December 31, 2009 as compared to $26.6 million or $(0.62) per share for the year ended December 31, 2008, a decrease of $9.1 million.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures for our existing equipment, organic growth initiatives, investments and acquisitions.  Our primary sources of liquidity are cash flows generated from operations, available cash and cash equivalents, and accessing the capital markets through the issuance of debt or equity securities.  We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.

In December 2009, Epic sold its airplane for net proceeds of $2,796,169 and recorded a loss on the sale of the airplane of $648,206. As the proceeds from the sale left the Company deficient to cover the outstanding obligation on the airplane, the Company remains indebted related to the airplane. On December 23, 2009, Epic entered into a note payable for $1,108,330 (the “New note”) to cover the deficiency. The New note is a 4 year note and bears a 5.25% annual interest rate. The New note required a payment of $471,475 on December 23, 2009 and beginning January 23, 2010 principle and interest are payable monthly. At December 31, 2009, the New note had a balance of $636,855. In November 2009, to fund the December 23, 2009 payment required on the New note, the Company entered into a note payable for $500,000. The 2 year note which bears a 10% annual interest rate is due on December 21, 2012 with principle and interest payable monthly beginning January 1, 2010.

In March 2010, we were required to issue debt in order to meet our short term working capital needs.  On March 4, 2010, we entered into a bridge loan note (the “Note”) with Castex New Ventures, L.P. (“Castex”), in an aggregate amount of $500,000 to be used for general corporate purposes.  The Note bears interest at the rate of ten percent (10%) per annum.  All principal outstanding on the Note is payable at maturity, which is the earliest of (i) three (3) business days following written demand to Epic from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to Epic is terminated pursuant to a default, as that term is defined in the Note (such earliest date, the “Maturity Date”).  Interest is payable on the date of any repayment of any loans and on the Maturity Date.

The Note contains customary events of default.  Upon any default or at any time during the continuation thereof, Castex may, at its option and subject to applicable law, increase the interest rate on loans outstanding under the Note to a rate of 12 percent (12%) per annum.

Epic expects to refinance the Note in the near term.

We are currently pursuing alternatives to raise additional capital to fund our short and long term capital needs.  In the absence of additional capital raising activities, we do not believe that we will have sufficient short term working capital to fund our ongoing operations.

Debentures

Epic has 10% Secured Debentures (the “Debentures”) in the outstanding principal amount of $20,250,000. The Debentures were sold at their face value without discount. The Debentures bear interest annually at 10% per year, payable quarterly, with the first interest payment made on January 1, 2008. Beginning December 1, 2008, Epic was required to make quarterly payments of $1,265,625 toward the principal amount of the Debentures. The Debentures are due and payable on December 5, 2012 and are secured by liens on all of Epic's assets. The purchasers of the Debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of Epic's common stock. The warrants are exercisable at a price of $1.65 per share and expire on December 5, 2012.

On December 1, 2008, the due date of the first quarterly principal redemption payment on the Debentures, the Company did not pay amounts due to the Debenture holders in an aggregate principal amount of $1,265,625.

On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all holders of its Debentures (the “Holders”), except for one holder of a $250,000 Debenture. As part of the Amendment, Rex P. Doyle, Chief Executive Officer and a director of the Company at the time, and John S. Ippolito, President of the Company, each agreed to transfer to each Holder, that Holder’s proportionate share of 3,209,877 shares, for an aggregate total of 6,419,754 shares (the “Shares”), of the Company’s common stock.  Messrs. Doyle and Ippolito were parties to the Amendment, but only with respect to these transfers of the Shares and not with respect to any other provisions.

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

The Amendment amends the purchase agreement pursuant to which the Debentures were purchased by adding three additional covenants, which require minimum EBITDA thresholds, limit the issuance of common stock, options and warrants to employees, consultants, officers, directors and advisors, and limit increases in executive compensation.

Pursuant to the Amendment, the Company paid the Quarterly Redemption Amount(s) (as defined in the Debentures) under the Holder’s Debenture scheduled to have been paid on December 1, 2008.

Subsequent to the Amendment Agreement, Epic executed a Debenture Repurchase Agreement dated March 13, 2009 with Cranshire Capital, L.P. (“Cranshire”) (the only Holder that did not execute the Amendment) to repurchase Cranshire’s outstanding Debenture having an original principal amount of $250,000.  Epic paid the repurchase price and Cranshire’s Debenture was cancelled.

As a result of the repurchase of the principal amount of $250,000, the Company’s quarterly principal payment was reduced to $1,250,000.

On December 1, 2009, the Company entered into a second Amendment Agreement (the “Second Amendment”) with two Holders. The Second Amendment deferred the Company’s December 1, 2009 Debenture payment to the two Holders until November 30, 2010 (the “Deferral Period”). During the Deferral Period, the annual interest rate for the two Holders is increased from 10% to 12%.

In December 2009, the Company entered into an auctioning agreement (the “Auctioning Agreement”) with The Receivables Exchange, LLC (“TRE”). Under the Auctioning Agreement, the Company sells its accounts receivables to TRE who in return advances cash of approximately 85% of the total amount of accounts receivable factored. TRE retains 15% of the outstanding factored accounts receivable as a reserve, which it holds until the customer pays the factored invoice to TRE. The Company pays fees for this service to TRE who performs all credit and collection functions, and assumes all risks associated with the collection of the receivables.

Epic's sources and (uses) of cash for the years ended December 31, 2009 and 2008 were (in thousands):

	2009	2008
Cash provided by operations	$793	$4,525
Net sales (purchases) of property and equipment	2,581	(731)
Increase in restricted cash	-	2,492
Proceeds from sale of accounts receivables	1,442	-
Net repayments of debt	(9,439)	(1,268)
Acquisition of EIS, net	-	(232)
Bank overdrafts	-	(3,442)
Other	(9)	(42)

Other than the operating leases, as of December 31, 2009, Epic did not have any off-balance sheet arrangements.

Epic had a loan with a private lender which had a principal balance of $3,710,441 as of December 31, 2008 that was secured by Epic's gas wells in Rush County, Kansas. The loan accrued interest at 10% per year and was payable monthly.

In February 2009, the Company sold its Kansas property to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. During the year ended December 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property. In addition, a third party has signed a farmout agreement in which Epic will receive 3.75% net profits interest, up to a maximum of $500,000 in production from new wells drilled in the Kansas property.

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

Accounts Receivable. Accounts receivable represent amounts due from customers for services performed. Epic extends various terms to its customers, with payment terms generally net 30 days, depending on the customer and country, and Epic does not typically require collateral. Epic periodically assesses the collectability of its receivables, as necessary, based on various considerations including customer credit history, payment patterns, and aging of accounts. Once management determines an account receivable is not collectible, the account is written off.

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

Valuation of Intangibles and Long-Lived Assets. Goodwill and other intangible assets with indefinite useful lives are not amortized, but instead, are tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. The Company is not allowed increases in the carrying value of reporting units that may result from Epic's impairment test; therefore, Epic may record goodwill impairments in the future, even when the aggregate fair value of its reporting units and the Company as a whole may increase. Goodwill of a reporting unit will be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances may include a significant change in business climate or a loss of key personnel, among others. Management must make certain estimates and assumptions in order to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and Epic's projections may vary from cash flows eventually realized.

Epic reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. Estimating future cash flows requires significant judgment, and Epic's projections may vary from cash flows eventually realized. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. In addition, Epic estimates the useful lives of its long-lived assets and other intangibles. Epic periodically reviews factors to determine whether these lives are appropriate.

Stock-Based Compensation. Epic measures and recognizes compensation expense for all share-based awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, based on estimated fair values. The Company must estimate the fair value of share-based awards on the grant date using an option pricing model. Epic values share-based awards using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of Epic's stock price.

Income Taxes. Epic uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. If appropriate, deferred tax assets are reduced by a valuation allowance which reflects expectations of the extent to which such assets will be realized. As of December 31, 2009 and 2008, Epic had recorded a full valuation allowance for its net deferred tax asset.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Per Share Information. Basic earnings (losses) per share is computed by dividing net income (losses) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted net loss per share is the same as basic net loss per share for all periods presented because potential common stock equivalents were anti-dilutive. For all periods in which there was a net loss attributable to common stockholders, all of Epic's stock options and warrants were anti-dilutive. Common stock equivalents of 29,340,817 and 32,797,018 at December 31, 2009 and 2008, respectively, were excluded because they were anti-dilutive due to the net loss attributable to common stockholders incurred in such periods.

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

Epic generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. However, certain other financial instruments, such as warrants and embedded conversion features in Epic's debt that are indexed to its common stock, are classified as equity with the offset treated as a discount on the notes. Such financial instruments are initially recorded at fair value and amortized to interest expense during the life of the debt. On January 1, 2009, the Company adopted guidance which resulted in 22,685,031 outstanding warrants containing exercise price reset provisions, which were previously classified in equity, being reclassified as a derivative liability as of January 1, 2009 as these warrants were no longer deemed to be indexed to the Company’s common stock.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the ASC as the source of authoritative U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in Item 15, “Exhibits, Financial Statement Schedules.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 10, 2009, Epic  dismissed Malone & Bailey, PC ("M&B") as the Company’s independent registered accounting firm and replaced them with M&K CPAS, PLLC ("M&K").  Effective September 10, 2009, the Company engaged M&K as its principal independent public accountant for the years ended December 31, 2009 and 2010. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective September 10, 2009.

M&B's report on the financial statements of the Company for the years ended December 31, 2008 and 2007, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2008 and 2007, and any subsequent interim periods through the date the relationship with M&B ceased, there were no disagreements between M&B and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of M&B would have caused M&B to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2008 and 2007, and any subsequent interim periods through the date the relationship with M&B ceased.

The Company has authorized M&B to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that M&B review the disclosure and M&B has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is filed as an exhibit to this Report.

The Company has not previously consulted with M&K regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the years ended December 31, 2008 and December 31, 2007, or any later interim period, including the interim period up to and including the date the relationship with M&B ceased (however, one of the current partners of M&K was employed by M&B during the Company's engagement of M&B and for our audit by M&B of the year ended December 31, 2006). M&K has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). M&K did not furnish a letter to the Commission.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

John S. Ippolito, Epic’s President and Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Mr. Ippolito and Mr. Kinney have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control Over Financial Reporting

Epic's management is responsible for establishing and maintaining adequate internal control over  financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of Epic's principal executive officer and principal financial officer and implemented by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles, as well as safeguard assets from unauthorized use or disposition.

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

In connection with the preparation of Epic's annual financial statements, management undertook an assessment of the effectiveness of Epic's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of Epic's internal control over financial reporting and testing the operational effectiveness of those controls as well as safeguarding assets.

Based on this assessment, we have concluded that our internal controls over financial reporting were effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

/s/ JOHN S. IPPOLITO	/s/ MICHAEL KINNEY
John S. Ippolito	Michael Kinney
President and Chief Executive Officer	Chief Financial Officer

March 30, 2010	March 30, 2010

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSON

Name	Age	Position
John Ippolito	50	President and Chief Executive Officer
Michael Kinney	52	Chief Financial Officer and Executive Vice President
John Hageman	55	Chief Legal Officer
W. Robert Eissler	59	Director
Dr. Robert Ferguson	66	Director
John Otto	61	Director
Alan Carnrite	51	Director
Tamer El-Rayess	39	Director
Martin Lipper	75	Director

On November 30, 2009, the Board of Directors of the Company appointed John S. Ippolito, the current President and Interim Chief Executive Officer of the Company, to serve as the Chief Executive Officer of the Company.

John S. Ippolito has been Chief Executive Officer of Epic since November 30, 2009.   Mr. Ippolito was Interim Chief Executive Officer of Epic from April 18, 2009 until November 30, 2009.  He has been President of Epic since April 4, 2006. Mr. Ippolito was Business Development Manager - North and South America Integrated Project Management Division for Schlumberger Ltd. between 2000 and August 2003. Between August 2003 and April 2006 Mr. Ippolito was Senior Business Development Director, Continental U.S., and Business Manager - Large Asset Management Contracts, for Baker Energy, a subsidiary of Michael Baker Corporation.

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

John A. Hageman has been Epic’s General Counsel since September 2009. Between April 1997 and May 2009, Mr. Hageman served as Sr. Vice President, Chief Legal Officer and Secretary for Metals USA Holding Corp., the seventh largest metal service center in North America, located in Houston, Texas. From July 1987 to April 1997, Mr. Hageman served as Sr. Vice President, General Counsel and Secretary for Physician Corporation of America, a management care and HMO operator located in Miami, Florida.

W. Robert Eissler has been a director of Epic since December 2006. Since 1983 Mr. Eissler has been the President of Eissler & Associates, an executive recruiting firm based in The Woodlands, Texas. Mr. Eissler also serves as a Texas State Representative for the 81st Legislature (2009-2010).

Dr. Robert M. Ferguson has been a director of Epic since December 2006. Since October 2005 Dr. Ferguson has been the President of the Leadership Institute for Vision and Ethics (Live) in Houston, Texas. Between January 2002 and September 2005 Dr. Ferguson was an independent consultant in the areas of organization and leadership. Since 2002 Dr. Ferguson has been an Adjunct Professor of Philosophy and Business Ethics at the Lone Star College, Montgomery in The Woodlands, Texas, and an Adjunct Professor in Business Ethics and Biblical Studies at Belhaven College in Houston, Texas. Since February 2008 Dr. Ferguson has been pastor at the Faith Fellowship Church in Spring, Texas. Between January 2002 and October 2005 he was pastor at Spring Cypress Presbyterian Church in Spring, Texas.

John Otto has been a director of Epic since November 2008.  Mr. Otto is a certified public accountant and financial services representative.  He is the founder and managing partner of John C. Otto, P.C., a CPA firm, and serves as a Director for Business Development of the tax firm Ryan and Co. Mr. Otto began his career in 1972 in public accounting with the national firm KPMG with primary responsibility as the senior auditor for Mitchell Energy and Development Corporation and was a key part of the accounting and finance team that assisted with the successful IPO of Mitchell Energy which grew into a multibillion dollar company before being acquired by Devon Energy.  Mr. Otto also serves as a Texas State Representative for the 81st Legislature (2009-2010).

Alan Carnrite has been a director of Epic since November 2008.  Since 2003, Mr. Carnrite has been a partner in a private oil and gas company and also leads an energy focused private equity fund.  With over 25 years of experience in diversified oil and gas, he has been an advisor to many companies in the E&P industry. From 2001 to 2003, Mr. Carnrite was a Managing Director and led the energy consulting practice at Jefferies Randall & Dewey.  Mr. Carnrite was a founder of the Carnrite Group LLC (a wholly-owned subsidiary of Epic) and the energy management consulting firm, Sterling Consulting Group, where he specialized in enhancing integrated companies' shareholder value through mergers and acquisitions, strategic leadership and value-added management assignments.  From 1981 to 2001, Mr. Carnrite worked for a large Canadian integrated energy company, where he played a key role in the firm’s privatization, the largest in Canadian history.

Martin Lipper has been a director of Epic since March 2009.  As of December 2007, Mr. Lipper is also a director of TX Holdings, Inc., a publicly reporting company.  Mr. Lipper is a Korean War Veteran, graduated from New York University in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall Street as a securities analyst specializing in bank stock analysis. He joined the Bank of New York and was a senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became Vice President and Treasurer of APF Electronics. From May 2002 to November 2006, Mr. Lipper was a Director of Research for Brill Securities, a regional NASD firm.  From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A.  Mr. Lipper is currently a Vice President of Research for the Wall Street Communications Group.

Tamer El-Rayess has been a director of Epic since March 2009.  Mr. El-Rayess received a BS in Physics from Rensselaer Polytechnic Institute in 1991 and earned a MBA in Finance with a minor in International Finance from New York University, Stern School of Business in 1995.  Since 2002 Mr. El-Rayess has served as Global Head, Commodities Finance & Capital Investments at UBS AG and has previously served as Vice President of Goldman Sachs Principal Finance Group from 1999 to 2002.  Mr. El-Rayess is also the founder of UIV, LLC, a private equity fund, focused on various industry sectors including energy since 2003.  UIV is an 80% residual interest member of Argos Asset Management, LLC (a joint venture partner with Epic).

Epic has a compensation committee. Dr. Ferguson, Mr. Eissler and Mr. Carnrite are the members of the compensation committee. Epic's audit committee is comprised of Dr. Ferguson and Mr. Otto. Mr. Otto serves as Epic's financial expert. There have been no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2009, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for the following:

•
Form 4s for John Ippolito and Rex Doyle filed on March 4, 2009.  The Form 4 for Mr. Doyle covered seven late reports and ten transactions that were not reported on a timely basis.  The Form 4 for Mr. Ippolito covered six late reports and seven transactions that were not reported on a timely basis.

•
Form 3s for Michael Kinney and Alan Carnrite filed on March 26, 2009; Form 4s for Robert Eissler, Dr. Robert Ferguson, and John Otto filed on March 26, 2009.  The Form 3 for Mr. Kinney and Mr. Carnrite amended one report and one transaction that was not reported on a timely basis.  The Form 4 for Mr. Eissler covered one late report and one transaction that was not reported on a timely basis.  The Form 4 for Dr. Ferguson covered one late report and one transaction that was not reported on a timely basis.  The Form 4 for Mr. Otto covered one late report and one transaction that was not reported on a timely basis.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions.  A copy of the Company’s code of ethics is available on Epic’s website (www.1epic.com).

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to Epic's Principal Executive Officer and the two other most highly compensated executive officers of Epic, or Epic's subsidiaries, during the years ended December 31, 2009 and 2008.

Name and principal position	Fiscal year	Salary (1)	Bonus (2)	Stock awards (3)	Option awards (4)	All other annual compensation (5)	Total
John Ippolito, Chief Executive Officer	2009	$164,320	-	-	-	-	$164,320
and President	2008	$175,000	-	$615,000	-	-	$790,000

Michael Kinney, Chief Financial Officer	2009	$162,385	-	-	-	-	$162,385
and Executive Vice President	2008	$175,200	-	-	$132,384	-	$307,584

John Hageman, Chief Legal Officer	2009	$33,150	-	-	-	-	$33,150

Rex Doyle (6)	2009	$335,150	-		-	-	$335,150
	2008	$210,000	-	$615,000	-	-	$825,000

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that Epic could not properly report in any other column of the table.
(6)	Mr. Doyle also served as a director on the Company’s board of directors. Mr. Doyle did not receive compensation for this director role.

On November 30, 2009, the Board of Directors of the Company increased the annual salaries of the Chief Executive Officer (John Ippolito) and the Chief Financial Officer (Mike Kinney) to $275,000 and $235,000, respectively.  Based on the Company’s current 30% salary deferral plan for certain management personnel, Mr. Ippolito will be paid at a current annual rate of $192,500 and Mr. Kinney will be paid at a current annual rate of $164,500.  These changes are effective as of September 6, 2009.  The annual deferrals will continue until such time as the Board of Directors elects, based on the financial and other circumstances of the Company, to discontinue the deferrals.  The amounts deferred also will be paid at the discretion of the Board based on the financial and other circumstances of the Company.

In February 2008, Michael Kinney replaced Rex Doyle as Epic's Principal Financial and Accounting Officer.  Mr. Kinney was awarded 200,000 stock options on his employment date pursuant to the Non-Qualified Stock Option Plan.

Epic does not have an employment agreement with any of its named executive officers.

In December 2008, the Compensation Committee of the Board of Directors approved the issuance of 1,500,000 restricted shares of the Company’s common stock, to each of Rex P. Doyle, former Chief Executive Officer and director of the Company, and John S. Ippolito, President of the Company.  300,000 of these restricted shares were issued to Messrs. Doyle and Ippolito, an additional 300,000 restricted shares were issued to Mr. Ippolito on December 13, 2009 and an additional 300,000 will be issued to Mr. Ippolito on each of December 13, 2010, 2011 and 2012; provided however these restricted shares are subject to certain restrictions and forfeitures.  These restricted shares will be subject to the following restrictions: (1) If Mr. Ippolito voluntarily terminates his employment with the Company before December 13, 2012, or is terminated for cause by the Company before December 13, 2012, he will forfeit 100% of the restricted shares and such shares will be returned to the Company’s treasury; (2) Mr. Ippolito may not sell, transfer, pledge, exchange, hypothecate, or otherwise dispose of any of these restricted shares until December, 13, 2012; and (3) certain securities law restrictions on transferability.  In the event of a “change of control,” the restricted shares will be automatically issued and vested as of the date of the change of control.  A change in control is defined to include (1) any person or group becoming the beneficial owner, directly or indirectly, of 30% or more of the outstanding voting stock of the Company, (2) the stockholders of the Company approve a merger, combination or consolidation of the Company with any other entity resulting in the voting securities of the Company immediately prior to the transaction representing less that 51% of the merged, combined or consolidated securities, (3) any transaction (or combination of transactions) is consummated for the sale, disposition or liquidation of at least 50% of the Company's net assets, or (4) the election of one-third of the members of the Company's Board of Directors proposed by any party or group nominating directors in opposition to the directors nominated by the Company. Mr. Doyle’s severance agreement provided that he forfeit and cancel these 1,500,000 unvested, restricted shares of the Company’s common stock.

Stock Option and Bonus Plans

On February 13, 2009, the Compensation Committee of the Board of Directors of Epic approved a stock option plan (the “Plan”) pursuant to which the Company granted 100,000 options, for services rendered, to purchase common stock of the Company to each of Rex P. Doyle and John S. Ippolito.  These options vest at the time of issuance and have an exercise price of $0.50 per share, and expire on October 24, 2011.  The options granted are in the same amount and have the same exercise price as options that previously expired on October 24, 2008. In connection with Mr. Doyle’s resignation, the 100,000 options granted to Doyle were forfeited.

Epic has stock option and stock bonus plans. A summary description of these plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

Stock Bonus Plan. Epic's Stock Bonus Plan allows for the issuance of shares of common stock to its employees, directors, officers, consultants and advisors. However, bona fide services must be rendered by the consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

Long-Term Incentive Plans. Epic does not provide its officers or employees with stock appreciation rights, long-term incentive or similar plans.

Summary. The following is a summary, as of December 31, 2009, of the options granted, or the shares issued, pursuant to the Plans. Each option represents the right to purchase one share of Epic's common stock.

Name of Plan	Total shares reserved under plans	Shares reserved for outstanding options	Shares issued as stock bonus	Remaining options/ shares under plans
Incentive Stock Option Plan	2,000,000	-	N/A	2,000,000
Non-Qualified Stock Option Plan	3,200,000	1,309,500	N/A	1,890,500
Stock Bonus Plan	1,000,000	N/A	600,000	400,000

The following table shows the options granted to and held by the persons named below at December 31, 2009:

	Shares underlying unexercised options which are					Exercise	Expiration	Option Vesting
Name	Exercisable		Unexercisable		Unvested	Price	Date	Date
John Ippolito	100,000	(1)	-		-	$0.50	10/24/11	10/24/08
John Ippolito	50,000	(1)	-		-	$3.00	01/01/10	10/24/08
John Ippolito	182,000	(2)	-		-	$3.30	12/31/12	12/12/09

Michael Kinney	-		65,000	(2)	32,500	$3.17	07/10/18	07/10/10
Michael Kinney	-		200,000	(2)	66,667	$1.03	02/11/19	02/11/11

(1) These options were issued pursuant to the Plan.
(2) These options were issued pursuant to the Non-Qualified Stock Option Plan.

As of March 15, 2010, none of the options granted by Epic had been exercised.

Employee Pension, Profit Sharing or other Retirement Plans

Epic does not have a defined benefit pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended December 31, 2009

Name	Paid in cash	Stock awards	Option awards	Other	Total
Robert Eissler	$15,750	-	-	-	$15,750
Dr. Robert Ferguson (1)	$18,250	-	-	-	$18,250
John Otto (2)	$20,250	-	-	-	$20,250
Alan Carnrite	$15,750	-	-	-	$15,750
Martin Lipper (3)	$11,550	-	-	-	$11,550
Tamer El-Rayess (4)	$11,550	-	-	-	$11,550

(1) Dr. Ferguson received $2,500 for serving on the compensation committee.
(2) Mr. Otto received $4,500 for serving on the audit committee.
(3) Mr. Lipper’s compensation was pro-rated for 2009.
(4) Mr. El-Rayess’ compensation was pro-rated for 2009.

As of December 31, 2009, the Board of Directors’ compensation plan defines annual compensation for non-employee directors as follows:

1.	Members of the Board are to be paid $31,000 per year in quarterly payments
2.	The Chairman and Committee Chair allowances will be
a.	Board Chair allowance will be $9,000
b.	Committee Chair allowances will be $6,000

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of and percentage of outstanding shares of common stock owned by Epic's officers, directors and those shareholders owning more than 5% of Epic's common stock as of March 22, 2010.

Name and address	Shares of Common Stock		Percent of Class
John Ippolito 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	5,847,123	(1)	12.9%

Rex P. Doyle 30 Fernglen The Woodlands, TX 77380	4,832,023		10.6%

Michael Kinney 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	632,000	(2)	1.4%

John Hageman 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	325,000		*

W. Robert Eissler 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	155,000	(3)	*

Dr. Robert Ferguson 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	205,000	(4)	*

John Otto 702 N. Winfree Dayton, TX 77535	232,649	(5)	*

Al Carnrite 333 N. Sam Houston Pkwy E., Suite 1060 Houston, TX 77060	2,093,467	(6)	4.6%

Martin Lipper 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	100,000	(7)	*

Tamer El-Rayess 1450 Lake Robbins, Suite 160 The Woodlands, TX 77380	100,000	(8)	*

All Executive Officers and Directors as a group (10 persons)	14,522,262		32.0%

Midsummer Investment Ltd. 485 Madison Avenue, 23rd Floor New York, NY 10022	9,484,849	(9)	20.9%

Whitebox Convertible Arbitrage Partners, LP c/o Whitebox Advisors LLC 3033 Excelsior Blvd, Suite 300 Minneapolis, MN 55416-4675	5,147,679	(10)	11.3%

Whitebox Special Opportunities Partners Series B, LP c/o Whitebox Advisors LLC 3033 Excelsior Blvd, Suite 300 Minneapolis, MN 55416-4675	3,881,032	(11)	8.5%

Pandora Select Partners, LP c/o Whitebox Advisors LLC 3033 Excelsior Blvd, Suite 300 Minneapolis, MN 55416-4675	3,326,599	(12)	7.3%

*     Less than 1%.

Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares (45,413,734) of the Company’s common stock outstanding as of March 22, 2010.  Each stockholder’s ownership is calculated as the number of shares of the common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2009 and one additional individual for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of the Company at the end of 2009.

(1)
Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.  Includes 300,000 of these restricted shares that were issued to Mr. Doyle and an additional 300,000 restricted shares that will be issued to Mr. Ippolito on each of December 13, 2010, 2011 and 2012.

(2)	Includes 155,001 shares issuable upon exercise of options exercisable within 60 days
(3)	Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes 150,000 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes 150,000 shares issuable upon exercise of options exercisable within 60 days.
(6)	Includes 150,000 shares issuable upon exercise of options exercisable within 60 days.
(7)	Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.
(8)	Includes 100,000 shares issuable upon exercise of options exercisable within 60 days.
(9)	Includes 5,318,182 shares issuable upon exercise of warrants at $1.65 a share. Includes 1,000,000 shares issuable upon exercise of warrants at $1.50 a share.
(10)	Includes 4,333,333 shares issuable upon exercise of warrants at $1.65 a share.
(11)	Includes 2,275,575 shares issuable upon exercise of warrants at $1.65 a share.
(12)	Includes 2,363,636 shares issuable upon exercise of warrants at $1.65 a share.

Equity Compensation Plans.  The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans.  We have two equity compensation plans, one approved by the Board of Directors in 2006, and another approved by the Board of Directors in 2008.  Epic’s stock option plans were not approved by its shareholders.

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

For a description of the Incentive Stock Option Plan and Non-Qualified Stock Option Plan, see Item 11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 4, 2010, Epic entered into a Note as borrower, with Castex New Ventures, L.P. (“Castex”), as lender, in an aggregate amount of $500,000 at any time outstanding to be used for general corporate purposes.  The Note bears interest at the rate of ten percent (10%) per annum.  All principal outstanding on the Note is payable at maturity, which is the earliest of (i) three (3) business days following written demand to Epic from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to Epic is terminated pursuant to a default, as that term is defined in the Note (such earliest date, the “Maturity Date”).  Interest is payable on the date of any repayment of any loans and on the Maturity Date.

The Note contains customary events of default.  Upon any default or at any time during the continuation thereof, Castex may, at its option and subject to applicable law, increase the interest rate on loans outstanding under the Note to a rate of 12 percent (12%) per annum.  Epic expects to refinance the Note in the near term.

Al Carnrite, the Company’s Chairman, is an officer of the General Partner of Castex.  Mr. Carnrite abstained from voting on the approval of this loan by the Company.    All of the members of the Board of Directors other than Mr. Carnrite voted in favor of the transaction following a determination that the terms and conditions of this Note were commercially reasonable and were arrived at based upon arms’ length negotiations.

On February 26, 2009, Epic entered into an Amendment Agreement (the “Amendment”) with all holders of its Debentures (the “Holders”), except for one Holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. As part of the Amendment, Rex P. Doyle, formerly the Chief Executive Officer and a director of the Company, and John S. Ippolito, the Chief Executive Officer and President of the Company, each agreed to transfer to each Holder, that Holder’s proportionate share of 3,209,877 shares, for an aggregate total of 6,419,754 shares (the “Shares”), of the Company’s common stock.  Messrs. Doyle and Ippolito also were parties to the Amendment, but only with respect to these transfers of the Shares and not with respect to any other provisions.

In July 2007, Epic formed a joint venture, Argos Asset Management, LLC (formerly known as Epic Exploration and Production, LLC (“Argos”). Argos intends to acquire energy assets and oil and gas properties. Epic manages the operations of the joint venture. Argos is responsible for providing capital required to acquire the assets on a project-by-project basis.  Epic receives 20% of the net income from any asset or oil and gas property acquired by the joint venture until Argos receives 100% of the equity contributed by Argos to acquire the asset or property. Thereafter, the net income from the asset or property will be allocated equally between Epic and Argos. Tamer El-Rayess, a director for the Company as of March 2009, is a founder of Argos Asset Management, LLC.  As of March 20, 2010, the joint venture was not considering any immediate acquisitions of working interests.

The Company has not implemented a formal written policy concerning the review of related party transactions, but it compiles information about transactions between the Company and its directors and officers, their immediate family members, and their affiliated entities, including the nature of each transaction and the amount involved. The Board of Directors annually reviews and evaluates this information, with respect to directors, as part of its assessment of each director’s independence.

Director Independence

Our common stock trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that a majority of the board of directors be independent.  We have chosen to define an “independent” director in accordance with Section 121(A) of the listing standards of the American Stock Exchange.  Under this definition, we have determined that each of our directors currently qualifies as an independent director.  We do not list the “independent” definition we use on our Internet website.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone & Bailey, P.C. ("M&B") audited Epic's financial statements for the years ended December 31, 2008 and 2007.

Effective September 10, 2009, EPIC dismissed M&B as the Company’s independent registered accounting firm and replaced them with M&K CPAS, PLLC ("M&K").  Effective September 10, 2009, the Company engaged M&K as its principal independent public accountant for the years ended December 31, 2009 and 2010. The following table shows the aggregate fees billed to Epic by M&B and M&K for the years ended December 31, 2009 and 2008.

	Malone & Bailey			M&K
	2009	2008	%	2009
Audit fees	$251,127	$177,648	78%	$77,500
Audit related fees	-	29,290	13%	-
Tax fees	-	19,500	9%	-
Other fees	-	-	-	-
Total	$251,127	$226,438		$77,500

Audit fees represent amounts billed for professional services rendered for the audit of Epic's annual financial statements and the reviews of the financial statements included in Epic's 10-Q reports for the fiscal year.

Under the Sarbanes-Oxley Act of 2002, Epic’s audit committee is responsible for the appointment, compensation and oversight of the work of the independent auditor.  As part of this responsibility, the audit committee is required to pre-approve audit and non-audit services provided by the independent auditor in order to ensure the services do not impair the auditor's independence.  The SEC has issued rules specifying the types of services that an independent auditor may not provide to its audit client, as well as the audit committee's responsibility for administering the engagement of the independent auditor, including pre-approval of fees.  Accordingly, Epic’s audit committee has adopted the following pre-approval policy and procedures for audit, audit-related, and tax services.

The audit committee has adopted an approach whereby all services obtained from the independent auditor will be pre-approved. Under this approach, an annual program of work will be approved for each of the following categories of services: audit, audit-related, and tax.  Engagement-by-engagement pre-approval will not be required, except for exceptional or ad hoc incremental engagements with fees resulting in the fee category exceeding the aggregate pre-approved program of work for that category.  In general, a work program for each category of services can be supplemented with additional pre-approved amounts after appropriate review of the additional services with the audit committee.  The audit committee may consider specific engagements in the All Other Services category on an engagement-by-engagement basis.

For all services obtained from the independent auditor, the audit committee will consider whether such services are consistent with the SEC's rules on auditor independence.  The audit committee will consider the level of audit and audit-related fees in relation to all other fees obtained from the independent auditor, and will review such level each year.

Pre-Approval Process and Delegation of Authority

The primary review and pre-approval of services to be obtained from the independent auditor and related fees will be scheduled for the audit committee meeting at the end of the financial year.  If fees might otherwise exceed pre-approved amounts for any category of permissible services, then incremental amounts can be reviewed and pre-approved at subsequent audit committee meetings prior to commitment.  If needed, time will be set aside in any scheduled audit committee meeting for review and pre-approval of additional services.  No additional authority is delegated for pre-approval of services obtained from the independent auditor.

The independent auditor and Epic management will jointly manage a process for collecting and reporting all fees billed by the independent auditor to Epic for each financial year.

Audit Services

Engagement term, scope of service and fees for the annual examination of Epic’s financial statements will be pre-approved by the audit committee.  These audit services include the integrated audit of Epic’s consolidated financial statements (including required quarterly reviews) and the effectiveness of internal control over financial reporting, audits of affiliate and subsidiary statutory financial statements, and other procedures required to be performed by the independent auditor to be able to render an opinion on Epic’s consolidated financial statements.

The audit committee will be responsible for direction and oversight of the engagement of the independent auditor.  At its discretion, the audit committee will obtain input from Epic management on the terms of the engagement, the effectiveness with which the engagement is carried out, and the amount of audit fees.  The independent auditor is responsible for the cost-effective management of the engagement, and for ensuring that audit services are not provided prior to review and pre-approval by the audit committee.

Audit-related Services

Audit-related services include services that are reasonably related to the performance of the audit of Epic’s financial statements. These services include asset dispositions, benefit plan and joint venture audits, attestation procedures related to cost certifications and government compliance, consultations on accounting issues, and due diligence procedures.  Each year the audit committee will conduct a broad review of the proposed services to ensure the independence of the independent auditor is not impaired.

General pre-approval will occur at the end of each year coincident with pre-approval of audit services.  Applicable operating and staff functions will be requested to assign a process-owner to monitor the engagement of the independent auditor for audit-related services.

Tax Services

The audit committee concurs that the independent auditor may provide certain tax services without impairing its independence.  These services include preparing local tax filings and related tax services, tax planning, and other services as permitted by SEC regulations. The audit committee will not permit engaging the independent auditor (1) in connection with a transaction, the sole purpose of which may be impermissible tax avoidance, (2) for other tax services that may be prohibited by SEC rules now or in the future or (3) to perform services under contingent fee arrangements.

All Other Services

If permissible other services requested by Epic business units must be pre-approved by the audit committee.

Prohibited Services

Independent auditors may not provide the following prohibited services: Bookkeeping, Financial Information Systems Design and Implementation, Appraisals or Valuation (other than Tax), Fairness Opinions, Actuarial Services, Internal Audit Outsourcing, Management Functions, Human Resources such as Executive Recruiting, Broker-dealer Services, Legal Services, or Expert Services such as providing expert testimony or opinions where the purpose of the engagement is to advocate the client's position in an adversarial proceeding.  Epic personnel may not under any circumstances engage the independent auditor for prohibited services. Potential engagements not clearly permissible should be referred to the Epic CFO.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (a) (2) Financial Statements and Financial Statement Schedules

Audit Reports of Independent Registered Public Accounting Firms	F2

Consolidated Balance Sheets	F3

Consolidated Statements of Operations	F4

Consolidated Statements of Cash Flows	F6

Consolidated Statements of Stockholders’ Equity	F5

Notes to Consolidated Financial Statements	F7

All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(b) Exhibits. The following exhibits are filed with or incorporated by reference into this report on Form 10-K:

Exhibit Number	Exhibit Name

3.1	Articles of Incorporation.	Incorporated by reference, and as same exhibit number, from the Company’s Registration Statement on Form 10-SB filed on August 22, 2000 (Commission File No. 000-31357).

3.2	Amendments to Articles of Incorporation.	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479).

3.3	Bylaws.	Incorporated by reference, and as same exhibit number, from the Company's Registration Statement on Form SB-2 filed on January 4, 2008 (Commission File No. 333-148479).

4.1	Incentive Stock Option Plan.	Incorporated by reference to Exhibit 4(B), from the Company's Registration Statement on Form S-8 filed on January 29, 2007 (Commission File No. 333-140292).

Exhibit Number	Exhibit Name

4.2	Non-Qualified Stock Option Plan.	Incorporated by reference to Exhibit 4(C), from the Company's Registration Statement on Form S-8 filed on January 29, 2007 (Commission File No. 333-140292).

4.3	Stock Bonus Plan.	Incorporated by reference to Exhibit 4(D), from the Company's Registration Statement on Form S-8 filed on January 29, 2007 (Commission File No. 333-140292).

10.1	Agreement relating to the acquisition of the Carnrite Group, LLC.	Incorporated by reference to Exhibit 10 to the Company's report on Form 8-K dated August 10, 2007.

10.2	Agreement relating to the acquisition of Pearl Investment Company.	Incorporated by reference to Exhibit 10.1 to the Company's report on Form 8-K dated December 5, 2007.

10.3	Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of common stock and warrants.	Incorporated by reference to Exhibit 10.2 to the Company's report on Form 8-K dated December 5, 2007.

10.4	Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to the sale of the notes and warrants.	Incorporated by reference to Exhibit 10.3 to the Company's report on Form 8-K dated December 5, 2007.

10.5	Agreement relating to the acquisition of Epic Integrated Solutions LLC.	Incorporated by reference to exhibit 10 to the Company’s report on Form 10-K filed on April 4, 2008.

10.6	Employment Agreement R. Rhinesmith.*	Incorporated by reference to Exhibit 10.6 to the following Form S-1/A filed May 13, 2008.

10.7	Employment Agreement with Patrick Murray.*	Incorporated by reference to Exhibit 10.6 to the Company’s Form S-1/A filed May 13, 2008.

10.8	Gas Purchase Agreement with IACX Energy, LLC.	Incorporated by reference to exhibit 10.8 to the Company; Form S-1/A filed July 9, 2008.

10.9	Consulting Agreement with R. Rhinesmith.*	Incorporated by reference to Exhibit 10.9 to the Company; Form S-1/A filed July 9, 2008.

10.10	Separation and Release Agreement with D. Reynolds.*	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed December 3, 2008.

10.11	Amendment Agreement dated February 26, 2009.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed March 2, 2009.

16.	Letter Re Change in Certifying Accountant.	Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed September 15, 2009.

Exhibit Number	Exhibit Name

31.1	Certification of Principal Executive Officer and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.

Date: March 30,2010	/s/ John S. Ippolito
John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: March 30, 2010	/s/ Michael Kinney
Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	/s/W.Robert Eissler
W.Robert Eissler, Director

Date: March 30, 2010	/s/Dr. Robert Ferguson
Dr. Robert Ferguson, Director

Date: March 30, 2010	/s/John Otto
John Otto, Director

Date: March 30, 2010	/s/Alan Carnrite
Alan Carnrite, Director

Date: March 30, 2010	/s/Tamer El-Rayess
Tamer El-Rayess, Director

Date: March 30, 2010	/s/Martin Lipper
Martin Lipper, Director

ITEM 7. FINANCIAL STATEMENTS

The following financial statements and schedules that constitute Item 7 are filed as a part of this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epic Energy Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Epic Energy Resources, Inc. (the “Company”) as of December 31, 2009 and the related statements of losses, stockholders' equity and cash flows for the twelve month period then ended.  The financial statements for the year ended December 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic Energy Resources, Inc. as of December 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company sustained a significant net loss in the current year, experienced a substantial revenue decrease and maintains a working capital deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern. See note 1 to the financial statements for further information regarding this uncertainty.

M&K CPAS, PLLC

www.mkacpas.com
Houston, Texas
March 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epic Energy Resources, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Epic Energy Resources, Inc. (Epic) as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of Epic's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epic as of December 31, 2008 and the results of operations and cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone−bailey.com
Houston, Texas
March 25, 2009

EPIC ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$153	$4,785
Accounts receivable:
Billed, net of allowance of $185 and $6,570, respectively	6,348	10,690
Unbilled	760	388
Prepaid expenses and other current assets	407	2,027
Total current assets	7,668	17,890
Property and equipment, net	2,231	5,136
Assets held for sale:
Proved oil and gas properties (full cost method, net of accumulated impairments and depletion of $0 and $9,257, respectively)	-	1,332
Other mineral reserves	-	783
Other assets held for sale	-	3,875
Other assets	39	45
Debt issuance costs, net of accumulated amortization of $913 and $481, respectively	1,116	1,548
Goodwill	8,919	18,837
Other intangible assets, net	8,906	12,666
Total assets	$28,879	$62,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,506	$5,404
Accrued liabilities	3,753	3,762
Deferred revenue	2,593	2,684
Customer deposits	949	4,505
Current liabilities associated with assets held for sale	-	4,383
Current portion of long term debt	7,416	7,504
Total current liabilities	17,217	28,242
Long-term liabilities associated with assets held for sale	-	3,949
Long-term debt	4,561	6,372
Derivative liability	1,965	-
Deferred tax liability	1,351	1,775
Total liabilities	25,094	40,338
STOCKHOLDERS' EQUITY
Preferred stock, no par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, no par value: 100,000,000 authorized, 44,105,781 and 43,495,160 shares issued and outstanding, respectively	33,639	41,783
Additional paid-in capital	1,924	15,014
Accumulated deficit	(31,778)	(35,023)
Total stockholders’ equity	3,785	21,774
Total liabilities and stockholders’ equity	$28,879	$62,112

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data and per share data)

	Years Ended December 31,
	2009	2008
REVENUES
Consulting fees	$27,125	$39,605
Reimbursed expenses	20,410	32,595
Total revenues	47,535	72,200
OPERATING EXPENSES
Reimbursed expenses	14,882	29,508
Compensation and benefits	18,833	26,204
General and administrative	4,904	12,971
Professional and subcontracted services	4,008	7,421
Occupancy, communication and other	1,192	1,375
Depreciation and amortization	3,240	8,147
Impairment of goodwill	9,918	-
Impairment of intangible assets	2,043	1,505
Impairment of assets held for sale	480	330
Total operating expenses	59,500	87,461
Loss from operations	(11,965)	(15,261)
OTHER INCOME (EXPENSE)
Interest expense	(6,843)	(6,207)
Derivative loss	(1,177)	-
Interest and other income (expense), net	87	(309)
Total other expense, net	(7,933)	(6,516)
Loss from continuing operations before taxes	(19,898)	(21,777)
Income tax expense (benefit)	(404)	10
Loss from continuing operations	(19,494)	(21,787)
DISCONTINUED OPERATIONS
Loss from operations of oil and gas segment	(162)	(4,785)
Gain on sale of oil and gas properties	2,110	-
Income (loss) from discontinued operations	1,948	(4,785)

Net loss	$(17,546)	$(26,572)

Income (loss) per common share - basic and diluted:
Loss from continuing operations	$(0.44)	$(0.51)
Income (loss) from discontinued operations	0.04	$(0.11)
Net loss	$(0.40)	$(0.62)

Weighted average common shares outstanding - basic and diluted	44,073,925	43,014,409

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, December 31, 2007	42,948,921	$40,699	$13,417	$(8,451)	$45,665
Shares issued for the acquisition of EIS	333,333	1,050	-	-	1,050
Shares issued for services	146,239	34	-	-	34
Issuance of vested shares	66,667	-	-	-	-
Amortization of stock options and stock bonuses	-	-	1,287	-	1,287
Warrants issued for debentures	-	-	310	-	310
Net loss	-	-	-	(26,572)	(26,572)
BALANCE, December 31, 2008	43,495,160	$41,783	$15,014	$(35,023)	$21,774
Cumulative effect of change in accounting principle	-	(8,144)	(13,395)	20,791	(748)
BALANCE, December 31, 2008, as adjusted	43,495,160	$33,639	$1,619	$(14,232)	$21,026
Issuance of vested shares	610,621	-	-	-	-
Amortization of stock options and stock bonuses	-	-	305	-	305
Net loss	-	-	-	(17,546)	(17,546)

BALANCE, December 31, 2009	44,105,781	$33,639	$1,924	$(31,778)	$3,785

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(17,546)	$(26,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Income) loss from discontinued operations	(1,948)	4,785
Depreciation and amortization	3,240	8,147
Allowance for doubtful accounts	133	5,934
Amortization of debt discount and debt issuance costs	4,753	3,691
Loss on sale of accounts receivable	47	-
Loss on sale / disposal of property and equipment	690	749
Loss on sale of asset held for sale	648	-
Stock based compensation expense	305	1,321
Impairment charges	12,441	1,835
Derivative loss	1,177	-
Deferred taxes	(424)	-
Gain on early extinguishment of debt	(94)	-
Changes in operating assets and liabilities:
Accounts receivable, billed and unbilled	2,348	(1,973)
Prepaid expenses and other current assets	1,620	(1,713)
Other non-current assets	7	163
Accounts payable	(3,022)	1,265
Accrued liabilities	(9)	1,062
Deferred revenue	(92)	2,684
Customer deposits	(3,556)	3,147
Net cash provided by operating activities	718	4,525
INVESTING ACTIVITIES:
Purchases of property and equipment	(270)	(1,396)
Proceeds from sale of property and equipment	55	665
Use of restricted cash	-	2,492
Acquisition of EIS, net of cash received	-	(232)
Net cash provided by (used in) investing activities	(215)	1,529
FINANCING ACTIVITIES:
Proceeds from sale of accounts receivables	1,442	-
Payments on debt	(6,568)	(1,268)
Bank overdrafts	-	(3,442)
Net cash used in financing activities	(5,126)	(4,710)
DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	(9)	(42)
Net cash used in discontinued operations	(9)	(42)
Net change in cash and cash equivalents	(4,632)	1,302
Cash and cash equivalents, beginning of year	4,785	3,483
Cash and cash equivalents, end of year	$153	$4,785
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$2,749	$2,404
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of obligations through sale of oil and gas properties	$4,225	$-
Settlement of notes payable through sale of property and equipment	$4,277	$-
Cumulative net effect of change in accounting principle	$748	$-
Note payable used to purchase property and equipment	$-	$488
Stock issued for acquisition of EIS	$-	$1,050

See accompanying notes to consolidated financial statements.

EPIC ENERGY RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Operations

Epic Energy Resources, Inc. (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic consists of its wholly owned subsidiaries The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”), and Epic Integrated Solutions, LLC (“EIS”). Epic and its subsidiaries (the “Company”) is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also has an operational joint venture with Argos Asset Management, LLC (“Argos”) to co-invest in infrastructure related projects with Epic’s clients. It is expected that the co-investment projects will primarily be projects in which the Company provides engineering, design, construction management and operational services related to pipeline, gathering and compression systems, including oil and gas processing facilities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced a decline in revenues, negative working capital and capital deficits, which raise substantial doubt about the Company's ability to continue as a going concern.  The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. The ability of the Company to continue as a going concern and appropriateness of using the going concern basis is dependent upon the Company’s ability to generate revenue from the sale of its services and the cooperation of the Company’s note holders to assist with obtaining working capital to meet operating costs.

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

Reclassifications

Certain items from the December 31, 2008 consolidated financial statements have been reclassified in the December 31, 2009 financial statements to conform to current year presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and money market funds for purposes of the statements of cash flows. The Company considers all highly liquid monetary instruments with original maturities of three months or less to be cash equivalents.  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash deposits.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2009, the Company had no cash deposits in excess of FDIC insured limits.

Accounts Receivable

Billed accounts receivable represent amounts due from customers for services performed and are presented at their billed amount less an allowance for doubtful accounts.   Unbilled receivables represent revenue earned in the current period but not billed to the customer until future dates.  As of December 31, 2009 and 2008, 5 customers’ balances represented 80% of accounts receivable.

The Company records an allowance for doubtful accounts on receivables based on historical collection experience and a review of the current status of the trade accounts receivable. As of December 31, 2009 and December 31, 2008, management determined that an allowance for doubtful accounts of $185,238 and $6,570,416, respectively, was required based on management's assessment of the collectability of accounts receivable.    Management believes the carrying amount of accounts receivable in the accompanying consolidated balance sheets approximates the net realizable value.

Crude Oil and Natural Gas Activities

Full Cost Method of Accounting for Crude Oil and Natural Gas Activities. The Company uses the full cost method under which all costs associated with property acquisition, exploration and development are capitalized. The Company also capitalizes internal costs that can be directly identified with acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities. The carrying amount of oil and gas properties also includes estimated asset retirement costs recorded based on the fair value of the asset retirement obligation when incurred. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves of oil and natural gas attributable to a country. As a result, our financial statements will differ from companies that apply the successful efforts method since the Company will generally reflect a higher level of capitalized costs as well as a higher depreciation, depletion and amortization rate on our crude oil and natural gas properties.

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

Ceiling Test. Companies that use the full cost method of accounting for oil and gas exploration and development activities are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of oil and gas properties. That limit is basically the after tax present value, based upon a 10% discount rate, of the future net cash flows from proved crude oil and natural gas reserves calculated using constant prices based upon pricing in effect at year end, excluding future cash outflows associated with settling asset retirement obligations that have been accrued on the balance sheet, plus the lower of cost or fair market value of unproved properties. If net capitalized costs of crude oil and natural gas properties exceed the ceiling limit, we must charge the amount of the excess to earnings. This is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities, but does reduce stockholders' equity and reported earnings. The risk that the Company will be required to write down the carrying value of crude oil and natural gas properties increases when crude oil and natural gas prices are depressed or volatile. In addition, write-downs may occur if the Company experiences substantial downward adjustments to the estimated proved reserves or if purchasers cancel long-term contracts for natural gas production. An expense recorded in one period may not be reversed in a subsequent period even though higher crude oil and natural gas prices may have increased the ceiling applicable to the subsequent period.

Estimates of the proved reserves included in this report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve estimate is a function of:

•	the quality and quantity of available data;
•	the interpretation of that data;

•	the accuracy of various mandated economic assumptions; and
•	the judgment of the persons preparing the estimate.

The Company’s proved reserve information included in this report was based on evaluations prepared by independent petroleum engineers. Estimates prepared by other third parties may be higher or lower than those included herein. Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.  It should not be assumed that the present value of future net cash flows is the current market value of the estimated proved reserves. The Company bases the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the balance sheets and a 10% discount rate. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of the balance sheets. For the year ended December 31, 2008, the Company recorded an impairment related to its oil and gas reserves of $3,960,919.

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

Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment losses are recorded on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost of disposal.  For the years ended December 31, 2009 and 2008, the Company recorded an impairment loss of $479,591 and $330,000, respectively, related to an asset held for sale.

Debt Issuance Costs

Debt issuance costs consist of amounts paid to lenders and third parties in connection with obtaining debt financing. These costs are being amortized and included in interest expense using the effective interest method over the term of the related debt agreements.  Amortization expense related to the debt issuance costs for the years ended December 31, 2009 and 2008 were $432,469 and $452,252, respectively.

Goodwill and Other Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors.  Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The Company’s evaluation of goodwill completed during the year ended December 31, 2009 resulted in an impairment loss of $9,917,573.

The impairment test for other indefinite–lived intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.  Indefinite-lived intangible assets consists of the trade names of Epic’s subsidiaries. For the years ended December 31, 2009 and 2008, the Company recorded impairment losses of $1,647,609 and $578,612, respectively, related to the trade names.

As of December 31, 2009 and 2008, amortizable intangible assets consist of employment contracts, backlog, patents, and customer related intangible assets.  The employment contracts are being amortized on a straight-line basis over their estimated useful life of 30 months, backlog is being amortized on a straight-line basis over their estimated useful lives of 1 to 3 years and the customer related intangible assets are being amortized on a weighted average life of approximately 6 years.  For the years ended December 31, 2009 and 2008, the Company recorded impairment losses of $395,385 and $926,471, respectively, related to its amortizable intangible assets.

Customer Deposits

Customer deposits represent advance payments for procurement of materials for a customer. The Company has a contractual relationship with a customer to procure engineered materials for a gas plant project. The customer provides funds in a lump sum to the Company to procure the materials for use in the project. The Company recognizes the related cash and a liability in the financial statements for future materials to be purchased as agent for the customer. Any excess funds received are refunded to the customer at the end of the contract.

Asset Retirement Obligations (“ARO”).

The estimated costs of restoration and removal of facilities are accrued. The fair value of a liability for an asset's retirement obligation is recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated with the related long-lived asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. For all periods presented, estimated future costs of abandonment and dismantlement are included in the full cost amortization base and are amortized as a component of depletion expense. At December 31, 2008, the ARO of $230,118 is included in Current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheet. See Note 5 for further discussion.

Fair Value Measurements

On January 1, 2008, the Company adopted guidance which defines fair value, establishes a framework for using fair value to measure financial assets and liabilities on a recurring basis, and expands disclosures about fair value measurements. Beginning on January 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair value on a non-recurring basis, which includes goodwill and intangible assets. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1 - Valuation is based upon unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 -Valuation is based upon quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable in the market.

Level 3 - Valuation is based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the inputs that market participants would use.

The Company utilizes various types of financing to fund our business needs, including debt with warrants attached and other instruments indexed to our stock. The Company reviews its warrants and conversion features of the securities we issue as to whether they are freestanding or contain an embedded derivative and, if so, whether they are classified as a liability at each reporting period until the amount is settled and reclassified into equity with changes in fair value recognized in current earnings. At December 31, 2009, the Company has 22,685,031 warrants to purchase common stock, the fair values of which are classified as a derivative liability. These warrants have embedded conversion features in the Company’s debt and are recorded as a discount on the debentures. Such financial instruments were initially recorded at fair value and are being amortized to interest expense using the effective interest method over the life of the debt.

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

Derivative Financial Instruments

Epic generally does not use derivative financial instruments to hedge exposures to cash-flow risks or market-risks that may affect the fair values of its financial instruments. The Company utilizes various types of financing to fund our business needs, including debt with warrants attached and other instruments indexed to our stock (as discussed above). The Company is required to record its derivative instruments at their fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized as interest expense in the accompanying consolidated statements of operations.  The Company does not use hedge accounting for its derivative, therefore, the changes in fair value are recognized in earnings.

Revenue Recognition

Revenue includes fees primarily generated from engineering and consulting services provided. The Company recognizes revenue from these engagements when hours are worked, either on a time-and-materials basis or on a fixed-fee basis, depending on the terms and conditions defined at the inception of an engagement with a client. The terms of the contracts with clients are fixed and determinable but may change based upon agreement by both parties. Individual consultants' billing rates are principally based on a multiple of salary and compensation costs. Revenue recognized in excess of billings is included in unbilled accounts receivable in the accompanying Consolidated Balance Sheets. Cash collections and invoices generated in excess of revenue recognized are included in deferred revenue in the accompanying Consolidated Balance Sheets, until the revenue recognition criteria are met. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Contract losses are recorded in the period they become known. Client reimbursable expenses, including those relating to materials, travel, other out-of-pocket expenses and any third-party costs, are recorded gross with the exception of certain contractual agreements which provide for an agreed upon percentage mark-up on materials purchased on behalf of clients. These revenues are included in reimbursed expense revenue, and the costs are included in operating expenses as reimbursed expenses in the accompanying Consolidated Statements of Operations.

Stock-Based Compensation

The Company estimates the fair value of share-based payment awards made to employees and directors, including stock options, restricted stock and employee stock purchases related to employee stock purchase plans, on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense ratably over the requisite service periods.  We estimate the fair value of each share-based award using the Black-Scholes option pricing model. The Black-Scholes model is highly complex and dependent on key estimates by management. The estimates with the greatest degree of subjective judgment are the estimated lives of the stock-based awards and the estimated volatility of our stock price.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the establishment of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided to the extent deferred tax assets may not be recoverable after consideration of the future reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance requires the Company to recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement.  A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Earning Per Share

Basic EPS is computed by dividing net income (loss) from continuing operations attributable to common stock by the weighted average number of common shares outstanding during each period. Diluted EPS is computed by adjusting the average number of common shares outstanding for the dilutive effect, if any, of common stock equivalents such as stock options and warrants. Diluted EPS is the same as Basic EPS for all periods presented because potential common stock equivalents were anti-dilutive. Common stock equivalents of 29,340,817 and 32,797,017, at December 31, 2009 and 2008, respectively, were excluded due to their anti-dilutive effect.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition standards for arrangements with multiple deliverables, where certain of those deliverables are non-software related. The new standards permit entities to initially use management’s best estimate of selling price to value individual deliverables when those deliverables do not have Vendor Specific Objective Evidence (“VSOE”) of fair value or when third-party evidence is not available. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for annual periods ending after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. Generally Accepted Accounting Principles (“U. S. GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and non-authoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending December 31, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as SFASs, EITFs and FSPs.

In June 2009, the FASB issued amended standards for determining whether to consolidate a variable interest entity. These new standards amend the evaluation criteria to identify the primary beneficiary of a variable interest entity and require ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity. The provisions of the new standards are effective for annual reporting periods beginning after November 15, 2009 and interim periods within those fiscal years. The adoption of the new standards will not have an impact on the Company’s consolidated financial position, results of operations and cash flows.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance had no impact on the Company’s consolidated financial position, results of operations and cash flows.

3.  Business Combinations

During the year ended December 31, 2008, the Company finalized the purchase price allocations associated with the acquisitions of Carnrite, Pearl and EIS.  The acquisitions and related transactions were treated as a purchase business combination for accounting purposes. Carnrite, Pearl and EIS’s assets acquired and liabilities assumed were recorded at their fair value and criteria was established for determining whether intangible assets should be recognized separately from goodwill.

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

EIS

In 2008, Epic acquired EIS for an aggregate purchase price of $3,317,000 which consisted of 1,000,000 shares of restricted common stock valued at $1.05 per share, the closing price on the day of acquisition, a note in the amount of $1,400,000 and $867,000 of cash.  The Consolidated Statement of Operations includes the operations of EIS for the period from January 1, 2008 through December 31, 2008.

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

4. Costs and Estimated Earnings on Uncompleted Contracts

The Company accounts for its fixed-price contracts on a percentage-of completion basis. Costs and Estimated earnings consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Costs incurred on uncompleted contracts	$12,879	$1,981
Estimated earnings	8,677	86
	21,556	2,067
Less: Billings to date	(23,547)	(2,129)
	$(1,991)	$(62)

The amounts noted above are included in the following captions in the accompanying consolidated balance sheets at December 31, 2009 and 2008 (in thousands):

	2009	2008
Uncompleted contracts
Unbilled receivables	$38	$5
Deferred revenue	(2,029)	(67)
	$(1,991)	$(62)
Other contracts
Unbilled receivables	$722	$383
Deferred revenue	(602)	(2,617)
	$120	$2,234

5. Oil and Gas Properties

The Company owned a 100% working interest (approximately 82% net revenue interest) in 28,600 acres in Rush County, Kansas. Located on the acreage were 58 producing gas wells with total proved reserves of 3,717 barrels of oil and 2,793,000 MCF of gas.  The acreage and wells were acquired for $100,000 in cash, a $2,500,000 loan from the sellers of the property and 3,200,000 shares of Epic's common stock valued at $8,480,000 using the closing price of Epic's common stock at the inception of the agreement. The $2,500,000 loan bears interest at 10% per year and is payable in 42 equal monthly installments of $72,000.  The Company based the value of the offer on a 2005 engineering reserve report which showed a value of $10.5 million.  As of December 31, 2008, the Company has recorded $9,189,949 of ceiling test impairments to the Kansas properties, including $3,960,919 of impairment in 2008.  The Company recorded $0 and $36,909, respectively, of depletion expense on these properties for the years ended December 31, 2009 and 2008.

The Company owned a 50% working interest (approximately 40% net revenue interest) in 6,000 acres in Kay County, Oklahoma. Located on the leased acreage were one producing gas well and six shut-in gas wells. For its interest in this prospect, Epic paid $50,000 in cash and issued 3,846 shares of its common stock to the sellers valued at $10,000 using the closing price of Epic's common stock at the inception of the agreement.

In February 2009, the Company sold its Kansas property and dissolved its joint venture associated with its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. For the year ended December 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations. The gain on the sale

The properties and their related assets and liabilities have been shown separately as assets held for sale and liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Assets and liabilities associated with discontinued operations consisted of the following at December 31, 2008 (in thousands):

ASSETS
Assets held for sale:
Proved oil & gas properties, net	$1,332
Other mineral reserves	783
Assets of discontinued operations	$2,115
LIABILITIES
Current liabilities:
Accrued interest	$547
Asset retirement obligation	230
Note payable	3,295
Liabilities of discontinued operations	$4,072

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
Computer equipment	$2,569	$2,521
Office furniture and equipment	934	825
Leasehold improvements	636	555
Vehicles	56	2,731
	4,195	6,632
Less: Accumulated depreciation and amortization	(1,964)	(1,496)
Property and equipment, net	$2,231	$5,136

Depreciation and amortization expense was $1,523,916 and $1,841,840 for the years ended December 31, 2009 and 2008, respectively.

In 2008, the Company adopted a plan to dispose of its airplane. In connection with the plan of disposal, the Company determined that the carrying value of the airplane exceeded its fair value. As a result, for the years ended December 31, 2009 and 2008, the Company recorded impairment losses of $479,591 and $330,000, respectively, which represents the excess of the carrying value of the airplane over its fair value, less costs to sell. The impairment losses are included in Impairment charges in the accompanying Consolidated Statements of Operations. At December 31,  2008, the carrying value of the airplane was presented in the accompanying Consolidated Balance Sheet as “Other assets held for sale,” and it was no longer depreciated. In December 2009, the Company sold the airplane for net proceeds of $2,796,169 and recorded a loss on the sale of the airplane of $648,206. As the proceeds from the sale left the Company deficient to cover the outstanding obligation on the airplane, the Company remains indebted related to the airplane. See Note 10 for further discussion.

7. Other Intangible Assets, net

Other intangible assets consist of the following at December 31, 2009 (in thousands):

	Carrying amount	Accumulated amortization	Impairment loss	Net book value
Customer relationships	$6,961	$(1,692)	$(396)	$4,873
Backlog	5,124	(5,124)	-	-
Employment contracts	1,147	(1,147)	-	-
Patent	64	(64)	-	-
Indefinite-lived trade name	5,680	-	(1,647)	4,033
Total	$18,976	$(8,027)	$(2,043)	$8,906

Other intangible assets consist of the following at December 31, 2008 (in thousands):

	Carrying amount	Accumulated amortization	Impairment loss	Net book value
Customer relationships	$6,961	$(358)	$-	$6,603
Backlog	5,124	(5,124)	-	-
Employment contracts	1,147	(764)	-	383
Patent	990	(64)	(926)	-
Indefinite-lived trade name	6,259	-	(579)	5,680
Total	$20,481	$(6,310)	$(1,505)	$12,666

Amortization expense related to the above intangible assets for the years ended December 31, 2009 and 2008 was $1,716,028   and $6,305,381, respectively. Based on the carrying value of intangible assets recorded at December 31, 2009 and, assuming no subsequent impairment of the underlying assets, the aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2010	$1,248
2011	1,248
2012	1,248
2013	1,120
2014	9
Total	$4,873

In 2009, due to a decline in the Company’s industry, the operating results of the Company decreased significantly from 2008 and future operating results are projected to remain at this level. The lower current and future operating results indicated that the Company’s customer relationship intangible asset may not be recoverable and was tested for impairment. For the year ended December 31, 2009, the Company recorded an impairment loss of $395,385 related to its customer relationships.

Indefinite lived intangible assets are tested annually for impairment by comparing their fair values to their carrying values. For the years ended December 31, 2009 and 2008, due to a decline in the Company’s industry, the Company recorded impairment losses of $1,647,609 and $578,612, respectively.

8. Goodwill

During the year ended December 31, 2008, the Company finalized the purchase price allocations associated with the acquisitions of Carnrite, Pearl and EIS.  The purchase price and costs associated with the acquisitions exceeded the preliminary estimated fair value of the net assets acquired by $32,624,000, which was preliminarily assigned to goodwill for the Carnrite and Pearl acquisitions.  During 2008, the Company completed the valuation of the intangible assets acquired in the transactions and allocated $18,070,000 of the goodwill to customer relationships, backlog, employment contracts, and trade name.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows (in thousands):

Balance, January 1, 2008	$32,624
EIS acquisition	985
Pearl additional purchase price	908
Carnrite purchase price allocation adjustments	(5,570)
Pearl purchase price allocation adjustments	(10,110)
Balance, December 31, 2008	$18,837
Impairment loss	(9,918)
Balance, December 31, 2009	$8,919

At November 30, 2009, the Company performed their annual test of goodwill for impairment. The goodwill was tested by performing the two-step goodwill impairment test. Due to a decline in the Company’s industry, the operating results of the Company decreased significantly from 2008 and future operating results are projected to remain at this level.  As a result, the Company recorded a goodwill impairment loss of $9,917,573 for the year ended December 31, 2009.

9. Derivative Liability and Fair Value Measurements

The Company’s only asset or liability measured at fair value on a recurring basis is its derivative liability associated with the warrants to purchase common stock. On January 1, 2009, the Company adopted new guidance which determines whether an instrument is indexed to an entity’s own stock. As a result, some of the Company’s outstanding warrants that were previously classified in equity were reclassified to liabilities as these warrants contain exercise price reset features and are no longer deemed to be indexed to the Company’s stock.  Therefore, on January 1, 2009, 22,685,031 outstanding warrants of the Company containing exercise price reset provisions, classified in equity, were reclassified to derivative liability.   These warrants had exercise prices ranging from $1.50 - $1.65 and expire in December 2012. As of January 1, 2009, the fair value of these warrants of $787,340 was recognized and resulted in a cumulative effect adjustment to retained earnings of $20,791,677. The change in fair value during the year ended December 31, 2009 of $1,177,251 is recorded as a derivative loss in the accompanying Consolidated Statement of Operations.

The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes model. Under the Black-Scholes model using an expected life of four years, volatility of 131% and a risk-free interest rate of 1.43%, the Company determined the fair value of the warrants to be $787,340 at January 1, 2009. Under the Black-Scholes model using an expected life of 3.25 years, volatility of 188% and a risk-free interest rate of 1.56%, the Company determined the fair value of the warrants to be $1,964,591 at December 31, 2009.

The following shows the changes in the level three liability measured on a recurring basis for the year ended December 31, 2009:

Balance, January 1, 2009	$787,340
Derivative loss	1,177,251
Balance, December 31, 2009	$1,964,591

10. Long-Term Debt

Long-term debt consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008
10% secured debentures	$14,922	$20,250
Debt discount	(5,358)	(9,639)
10% secured debentures, net	9,564	10,611
Note payable secured by assets acquired	1,343	9,500
Note payable – EIS acquisition	1,070	1,320
Total debt	11,977	21,431
Less: current maturities	(7,416)	(11,110)
Total long-term debt	$4,561	$10,321

10% secured debentures

The Company has $20,250,000 of 10% Secured Debentures (the “Debentures”), which were sold under a Purchase Agreement (the “Purchase Agreement”). The Debentures are due on December 5, 2012, with interest payable quarterly on January 1, April 1, July 1 and October 1. The Debentures are secured by liens on all of the Company’s assets.  Beginning December 1, 2008, the Company is required to make quarterly principal payments of $1,265,625.  Any overdue accrued and unpaid interest shall result in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders. The purchasers of the Debentures also received warrants which entitle the holders to purchase up to 15,954,545 shares of the Company’s common stock at $1.65 per share.  Under the Black-Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid in capital with a corresponding amount recorded as a debt discount.  Upon adoption of new accounting guidance the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability. The net adjustment to the debt discount of $39,579 was recorded as a cumulative effect of change in accounting principle with an offsetting credit to retained earnings. See Note 11 for further discussion of the derivative liability. The debt discount is being amortized to interest expense using the effective interest method over the life of the debentures.  For the years ending December 31, 2009 and 2008, $4,320,634 and $3,239,190, respectively, of debt discount was amortized to interest expense.

The Company did not make the December 1, 2008 principal payment and the failure to do this resulted in an event of default. On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with all of the holders of the Debentures (the “Holders”) except for one Holder of a $250,000 Debenture, to amend the Purchase Agreement and the Debentures. Under the Amendment, the Debenture Holders agreed to waive any Events of Default (as defined in the Debenture and other documents executed in connection with the purchase of the Debentures) of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  Also, the Amendment amends the Purchase Agreement by adding three additional sections to the Purchase Agreement.  The first new section provides that the Company shall achieve, on a consolidated basis, EBITDA (as defined in the Amendment) of at least the required amount set forth below for the applicable period indicated:

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

On March 13, 2009, the Company entered into a Debenture Repurchase Agreement (“Repurchase agreement”) with one of the Holders as they did not agree to the Amendment. Under the provisions of the Repurchase agreement the Company repurchased a principal amount of $250,000 for $156,250. For the year ended December 31, 2009, the Company recorded a gain on extinguishment of $93,750 which is included in interest and other income (expense) in the accompanying Consolidated Statement of Operations.

As a result of the repurchase of the principal amount of $250,000, the Company’s quarterly principal payment was reduced to $1,250,000.

On December 1, 2009, the Company entered into a second Amendment Agreement (the “Second Amendment”) with the Holders. The Second Amendment deferred the Company’s December 1, 2009 Debenture payment to the Holders until November 30, 2010 (the “Deferral Period”). During the Deferral period, the annual interest rate is increased from 10% to 12%.

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

Notes payable secured by assets acquired

The Company had a $4,845,000 note payable related to its aircraft.  The 12 year note with an annual interest rate of 6.81% was due on November 27, 2018, with principal and interest payable monthly. At December 31, 2008, this note payable had a balance of $4,260,131. At December 31, 2008, the current portion of this note of $311,521 is included in current liabilities associated with assets held for sale and the long-term portion of this note of $3,948,610 is included in liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheet.

In December 2009, the Company sold the airplane for net proceeds of $2,796,169 which left the Company deficient to cover the outstanding note payable on the airplane. Therefore on December 23, 2009, the Company entered into a note payable for $1,108,330 (the “New note”) to cover the deficiency. The New note is a 4 year note and bears a 5.25% annual interest rate. The New note required a payment of $471,475 on December 23, 2009 and beginning January 23, 2010, principal and interest are payable monthly. At December 31, 2009, the New note had a balance of $636,855. In November 2009, to fund the December 23, 2009 payment required on the New note (discussed above), the Company entered into a note payable for $500,000. The 2 year note which bears a 10% annual interest rate is due on December 21, 2012 with principal and interest payable monthly beginning January 1, 2010.

The Company had a $2,500,000 note payable secured by the Rush County, Kansas property. The 42 month note bore annual interest of 10% with principal and interest payable monthly.  Pursuant to the note agreement, if the cash flow from the property is less than the monthly principal and interest payment, the deficit is added to the principal amount of the note. If the cash flow from the property is greater than the monthly principal and interest, the additional amount reduces the principal of the note. At December 31, 2008, the balance of this note was $3,295,000 and was included in current liabilities associated with assets held for sale in the accompanying consolidated balance sheet. In February 2009, the Company sold the properties associated with this note payable and the note payable was assumed by the third party.

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, CO office.  The 5 year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly.  At December 31, 2009 and December 31, 2008, this note payable had a balance of $48,096 and $67,799, respectively.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3 year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly. At December 31, 2009 and December 31, 2008, this note payable had a balance of $158,938 and $460,090, respectively.

The Company had notes payable with an aggregate principal amount of $1,878,000 to finance the Company owned vehicles.  The 3 year notes with annual interest rates of 5.50% were due April 1, 2011 thru December 1, 2011, with principal and interest payable monthly. At December 31, 2008, these notes payable had balances of $1,417,174. In October 2009, the Company entered into a transaction where a third party leasing company paid theses notes payable and took ownership of the vehicles. The Company in turn leases the vehicles from the third party leasing company.

Aggregate annual future maturities of long-term debt are as follows (in thousands):

2010	$7,660
2011	5,727
2012	3,813
2013	135
17,335
Less: debt discount	(5,358)
Total	$11,977

11. Stockholders' Equity

On February 20, 2008, Epic granted 1,000,000 shares of its restricted common stock in conjunction with the EIS acquisition (See Note 3).  The 1,000,000 shares will vest annually over a three year period. As of December 31, 2009, 333,333 of these shares have been distributed to the prior owners of EIS totaling $1,050,000. All or a portion of the unvested shares issued to each officer will be forfeited and returned to the Company if the officer voluntarily terminates his or her employment prior to February 20, 2011.

During the year ended December 31, 2008, the Company issued 146,239 shares of common stock for services. The stock was valued at the price on the date of issuance which was approximately $34,000. The stock value is included in compensation expense for the year ended December 31, 2008 in the accompanying Consolidated Statement of Operations. The shares were included in the calculation of weighted average shares outstanding for the year ended December 31, 2008.

During the year ended December 31, 2009 and 2008, the Company issued 610,621 and 66,667, respectively, shares of common stock to key employees of Pearl. These shares are related to the acquisition of Pearl in 2007 and were issued as they met the vesting requirements during these periods.

Warrants

In conjunction with the issuance of common stock to private equity investors in December 2007, the Company issued Series C warrants to acquire 5,429,335 shares of common stock at $1.50 per share. In addition, warrants to purchase 184,333 shares of common stock at $1.50 per share were issued to third parties assisting in the transaction.

In conjunction with the issuance of $20,250,000 of debentures in December 2007, the Company issued Series D warrants to purchase 15,954,545 shares of common stock at $1.65 per share. In addition, warrants to purchase 1,116,818 shares of common stock at $1.65 per share were issued to third parties assisting in the transaction.  Under the Black-Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined the warrants associated with the debentures had a fair value of $13,085,380 as of the date of the transaction.  Such amount was recorded as additional paid in capital with a corresponding amount recorded as a debt discount associated with the debentures (see Note 10).  At December 31, 2009 and 2008, the Company has $950,100 accrued related to liquidated damages in connection with the registration of the common shares related to the acquisition of Pearl.

A summary of warrant activity for the years ending December 31, 2009 and 2008 is as follows:

	Number of Warrants Outstanding and Exercisable	Weighted Average Exercise Price
Warrants outstanding, January 1, 2008	23,648,631	$1.65
Warrants issued	-	-
Warrants expired / forfeited	-	-
Warrants outstanding, December 31, 2008	23,648,631	$1.65
Warrants issued	-	-
Warrants expired / forfeited	(963,600)	-
Warrants outstanding, December 31, 2009	22,685,031	$1.61

On January 1, 2009, the Company adopted new guidance which reclassified the warrants from additional paid in capital to a derivative liability. See Note 9 for further discussion.

As of December 31, 2009, the range of warrant prices for shares under warrants, the weighted average remaining contractual life and the aggregate intrinsic value is as follows:

	Exercise Price	Number of Warrants	Weighted Average Contractual Life (years)
Series C Warrants	$1.50	5,613,668	2.9
Series D Warrants	$1.65	17,071,363	2.9
		22,685,031

12. Stock Based Compensation

Stock Options

The Company’s board-approved 2006 Employee Share Option Plan (the “Plan”) permits the grant of share options and shares to its employees for up to 10.0 million shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. The exercise price of each stock option equals the closing market price of Epic’s stock on the date of grant. Options can generally be exercised over a term of between 3 and 10 years. Options vest ratably over 3 to 5 years. The fair value of each option grant during the year ended December 31, 2008 was estimated on the date of grant using the Black-Scholes option-pricing model with an expected life of 5 to 6 years, volatility of 59% to 108% and a risk-free interest rate of 0.8% to 3.6%.  The weighted average fair value of the options granted in 2008 was $0.39.

A summary of stock option activity for the years ended December 31, 2009 and 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2008	1,611,000	$2.72
Options granted	930,500	$0.84
Options outstanding, December 31, 2008	2,541,500	$2.03
Options expired/forfeited	(692,600)	$2.54
Options outstanding, December 31, 2009	1,848,900	$1.84

At December 31, 2009, the range of exercise prices, the weighted average exercise price and the weighted average remaining contractual life are as follows:

	Options outstanding			Options exercisable
Range of exercise prices	Number Outstanding	Weighted Average Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $0.69	702,500	7.0	$0.22	700,000	$0.21
$1.08 - $1.16	205,000	8.1	$1.16	-	$-
$3.00 - $3.30	941,400	3.2	$3.22	617,660	$3.19
Total	1,848,900	5.2	$1.85	1,317,660	$1.61

As of December 31, 2009, there was approximately $525,482 of total unrecognized compensation cost (including the impact of expected forfeitures) related to unvested share-based compensation arrangements that the Company had not recorded. That cost is expected to be recognized over the weighted-average period of 4 years.

Restricted Stock

Restricted stock grants consist of the Company's common stock and generally vest after two or three years, with the exception of grants under the Epic Non-employee Director Stock Option Plan, which vest when granted due to the fact that they are granted in lieu of cash payments.  Restricted stock awards are valued at the average market price of the Company's common stock at the date of grant. For the years ended December 31, 2009 and 2008, compensation expense of $94,988 and $494,779, respectively, was recorded related to these shares. A summary of restricted stock activity for the years ended December 31, 2009 and 2008 is as follows:

Non-vested restricted stock at January 1, 2008	600,000
Granted	3,000,000
Non-vested restricted stock at December 31, 2008	3,600,000
Forfeited	(1,800,000)
Non-vested restricted stock at December 31, 2009	1,800,000

13. Income Taxes

The Company accounts for income taxes and the related accounts under the liability method.  Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates expected to be in effect during the year in which the basis differences reverse.

The provision for income taxes is comprised of the following (in thousands):

	2009	2008
Current state	$20	$10
Deferred:
Federal	(379)	-
State	(45)	-
Total deferred income tax benefit	(424)	-
Total income tax expense (benefit)	$(404)	$10

Deferred income tax assets and liabilities consist of the following (in thousands):

	2009	2008
Current deferred tax assets (liabilities):
Stock options	$627	$512
Accrued liabilities	193	454
Allowance for doubtful accounts	70	2,481
Deferred revenue	-	1,014
Non-current deferred tax assets (liabilities):
Trademark	(1,351)	(1,775)
Long-lived assets	(702)	2,028
Accounting method change	-	(464)
Notes payable	-	477
Derivative liability	445
Asset retirement obligation	61	61
Other	287	30
Net operating loss carry forwards	9,803	1,605
Total deferred tax assets	9,433	6,423
Valuation allowance	(10,784)	(8,198)
Net deferred tax liability	$(1,351)	$(1,775)

A reconciliation of the actual income tax expense recorded to that based upon expected federal tax rates are as follows:

	2009	2008
Expected federal tax benefit	34.0%	34.0%
Permanent differences	-	(4.0)%
Other	0.2%	1.0%
Change in valuation allowance	(31.8)%	(31.0)%
	2.4%	0.0%

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

At December 31, 2009 and 2008, the Company had federal net operating loss carryforwards of approximately $7.9 million and $4.2 million, respectively. The federal tax net operating loss carryforwards will begin to expire in 2025.

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

The current accounting guidance requires the Company to account for tax positions taken in the Company’s tax returns whose outcome may be deemed to be uncertain upon review by applicable taxing authorities.  Under this guidance the tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities.  The amount of tax benefit recognized is that amount of benefit which is likely to be realized upon settlement with the taxing authorities, if the tax position meets a threshold level of certainty greater than a 50 per cent likelihood of success upon examination.  Unrecognized tax benefits are those tax benefits claimed in the Company’s tax returns which do not meet these recognition and measurement standards.

The Company adopted this accounting guidance on January 1, 2007.  The Company has determined that no additional liability for uncertain tax positions was required for the 2008 and 2009 tax year.

14.  Commitments and Contingencies

A former employee has filed a case against the Company alleging that the Company terminated this former employee without good cause. Arbitration for this case is scheduled for August 2010. At December 31, 2009, the Company has accrued $400,000 related to this cash which represents the estimated loss on this arbitration.

The Company currently and from time to time is subject to claims and suits arising in the ordinary course of business, including employment matters. If an adverse decision in these matters exceeds our insurance coverage, or if our coverage is deemed not to apply to these matters, or if the underlying insurance carrier was unable to fulfill its obligation under the insurance coverage provided, it could have a material adverse effect on our financial condition, results of operations or cash flows. The ultimate determination of such claims cannot be determined at this time.

Operating Leases

The Company leases office space in the Houston Metropolitan area that expires in June 2015.

The primary offices of Pearl are located in Lakewood, Colorado.  Pearl also has three branch offices and facilities in Colorado, Wyoming, and Montana.  These leases expire through 2014.

Future minimum rental payments by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year of more, consisted of the following as of December 31, 2009 (in thousands):

2010	$662
2011	547
2012	203
2013	144
2014	111
Thereafter	54
Total	$1,721

Auction Agreement

In December 2009, the Company entered into an auctioning agreement (the “Agreement”) with The Receivables Exchange, LLC (“TRE”). Under the Agreement the Company sells its accounts receivables to TRE who in return advances cash of approximately 85% of the total amount of accounts receivable auctioned. TRE retains 15% of the outstanding auctioned accounts receivable as a reserve, which it holds until the customer pays the auctioned invoice to TRE. The Company pays fees for this service to TRE who performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. For the year ended December 31, 2009, the Company has recognized a loss on the sale of accounts receivable of $47,042 and paid fees of $9,800 related to the sale of $1,767,273 of accounts receivables. At December 31, 2009, the company has retained accounts receivable of $268,219 related to the receivables auctioned which are included in Accounts receivable in the accompanying Consolidated Balance Sheet.

15. Related Party Transactions

The Company has a joint venture with Argos to acquire energy assets and oil and gas properties. The Company will manage the operations of the joint venture and Argos is responsible for providing capital required to acquire the assets on a project-by-project basis. At December 31, 2009, the Company has an $82,967 receivable from Argos for expenses paid for by the Company related to the joint venture. The receivable is included in Accounts receivable-unbilled in the accompanying Consolidated Balance Sheet.

16. Operating Results and Segment Information

Selected operating results and segment information for the years ended December 31, 2008 is as follows:

	Engineering Services	Oil & Gas	Total
Revenues from operations	$72,200	$-	$72,200
Net operating loss from operations	$(21,848)	$-	$(21,848)
Loss from discontinued operations	$-	$(4,724)	$(4,724)
Assets held for sale	$3,875	$2,115	$5,990
Capital expenditures	$1,396	$-	$1,396
Depreciation	$1,842	$-	$1,842

In 2009, the Company sold its oil and gas properties as such no segment information is included for the year ended December 31, 2009.

17. Subsequent Event

The Company has evaluated events after the date of these financial statements, December 31, 2009 through the time of filing with the Securities and Exchange Commission, the following are the subsequent events noted:

The Company did not make its March 1, 2010 principal payment on the Debentures and failure to make this payment resulted in an event of default. To cure this event of default, the Company is currently seeking from the holders of the Debentures a waiver of this event of default and a deferral of the $1,250,000.

On March 4, 2010, the Company entered into a bridge loan to meet short term working capital needs (the “Bridge loan”) with Castex New Ventures, L.P. (“Castex”), for an aggregate amount of $500,000.  The Bridge loan bears interest at the rate of 10% per annum.  All principal outstanding on the Bridge loan is payable at maturity, which is the earliest of (i) three business days following written demand from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to the Company is terminated pursuant to a default, as that term is defined in the Bridge loan (such earliest date, the “Maturity date”).  Interest is payable on the date of any repayment of any loans and on the Maturity date.

The number of common shares on the Consolidated Statement of Stockholders’ Equity at December 31, 2009 was 44,105,781 compared to 45,413,734 at March 22, 2010. The 1,307,953 share variance relates to the vesting of shares to Pearl employees, shares issued to board members and shares issued related to the EIS acquisition.

SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES
(UNAUDITED)

All of our operations were directly related to oil and gas producing activities located in Kansas and Oklahoma. As discussed in Note 5, In February 2009, the Company sold its Kansas property and dissolved its joint venture associated with its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. For the year ended December 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations.

We are not reporting on proved undeveloped reserves in this period due to the current economic conditions, including low natural gas prices, which would render development to be uneconomical and thus would not result in a commercial venture at the present time.

Capitalized Costs Relating to Oil and Gas Producing Activities
December 31, 2008
Proved oil and gas properties	$5,098,782
Unproved oil and gas properties	-
Total capitalized costs	5,098,782
Less: Impairment allowance	(3,960,919)
Less: Accumulated depreciation	(36,909)
Total	$1,100,954

Costs Incurred in Oil and Gas Producing Activities
December 31, 2008
Acquisition of proved properties	$-
Acquisition of unproved properties	-
Development costs	-
Exploration costs	-
Asset retirement costs recognized	230,118
Total costs incurred	$230,118

Results of Operations from Oil and Gas Producing Activities
December 31, 2008
Oil and gas revenues	$26,572
Production costs and taxes	(442,689)
Depreciation and amortization and ARO accretion	(45,763)
Results of operations before income taxes	(461,880)
Provision for income taxes	-
Results of oil and gas producing activities	$(461,880)

The Company has presented the reserve estimates utilizing an oil price of $33.79 per Bbl and a natural gas price of $1.65 per Mcf  as of December 31, 2008. Information for oil is presented in barrels (Bbl) and for natural gas in thousands of cubic feet (Mcf). The estimates of the Company's proved natural gas reserves and related future net cash flows that are presented in the following tables are based upon estimates made by independent petroleum engineering consultants.

The Company's reserve information was prepared by independent petroleum engineering consultants as of December 31, 2008. The Company cautions that there are many inherent uncertainties in estimating proved reserve quantities, projecting future production rates, and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods.

Fro the year ended December 31, 2008, a summary of changes in proved reserve balances is as follows:

	Total Proved,		Proved Developed
	BBL	MCF	BBL	MCF
Reserves as of January 1, 2008	$3,965	$4,961,457	$3,965	$2,769,270
Purchases of reserves in place	-	-	-	-
Sale of reserves in place	-	-	-	-
Revisions of previous estimates	(2,868)	(3,419,800)	(2,868)	(1,227,613)
Production	(127)	(31,847)	(127)	(31,847)
Reserves at December 31, 2008	$970	$1,509,810	$970	$1,509,810

The following is a standardized measure of the discounted net future cash flows and changes applicable to proved oil and natural gas reserves.  The future cash flows are based on estimated oil and natural gas reserves utilizing prices and costs in effect as of year end, discounted at 10% per year and assuming continuation of existing economic conditions.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves at December 31, 2008

Future cash flows	$2,517,408
Future costs:
Production and development costs	(728,160)
Future net cash flows	1,789,248
10% annual discount for estimated timing of cash flows	(1,251,232)
Standardized measure of discounted future net cash flows	$538,016

The following reconciles the change in the standardized measure of discounted future net cash flow for the year ended December 31, 2008:

Beginning of year	$5,153,686
Sales of oil and gas produced, net of production costs	392,698
Net changes in sales price, net of production costs	(3,618,091)
Accretion of discount	515,369
Changes in future income tax expense	1,581,106
Changes in production rates and other	(3,486,752)
End of year	$538,016