Form 10-Q
period 2010-03-31
EPIC ENERGY RESOURCES, INC.
filed 2010-05-13
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2010

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

As of April 30, 2010, the Company had 45,413,734 issued and outstanding shares of common stock.

EPIC ENERGY RESOURCES INC.

Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2
Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4T. Controls and Procedures	14
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 6. Exhibits	15
Signatures	16
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPIC ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$510	$153
Accounts receivable:
Billed, net of allowance of $158 and $185, respectively	3,634	6,348
Unbilled	679	760
Prepaid expenses and other current assets	475	407
Total current assets	5,298	7,668

Property and equipment, net	2,132	2,231
Other assets	32	39
Debt issuance costs, net of accumulated amortization of $591 and$481, respectively	1,011	1,116
Goodwill	8,919	8,919
Other intangible assets, net	4,561	8,906
Total assets	$21,953	$28,879
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,163	$2,506
Accrued liabilities	2,679	3,753
Deferred revenue	1,507	2,593
Customer deposits	367	949
Current portion of long term debt	3,207	7,416
Total current liabilities	10,923	17,217

Long-term debt	9,774	4,561
Derivative liability	2,756	1,965
Deferred tax liability	-	1,351
Total liabilities	23,453	25,094

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value: 10,000,000 authorized, no shares issued and outstanding	-	-
Common stock, no par value: 100,000,000 authorized; 45,413,734 and 44,105,781 shares issued and outstanding, respectively	33,646	33,639
Additional paid-in capital	2,267	1,924
Accumulated deficit	(37,413)	(31,778)
Total stockholders’ equity (deficit)	(1,500)	3,785
Total liabilities and stockholders’ equity (deficit)	$21,953	$28,879

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2010	2009
REVENUES
Consulting fees	$4,068	$7,774
Reimbursed expenses	1,950	1,240
Total revenues	6,018	9,014

OPERATING EXPENSES
Reimbursed expenses	1,260	1,044
Compensation and benefits	3,808	5,248
General and administrative	1,203	842
Professional and subcontracted services	759	1,221
Occupancy, communication and other	277	312
Depreciation and amortization	562	1,122
Impairment of intangible assets	4,033	-
Total operating expenses	11,902	9,789

Loss from operations	(5,884)	(775)

OTHER INCOME (EXPENSE)
Derivative loss	(791)	(205)
Interest and other income, net	950	95
Interest expense	(1,261)	(2,083)
Total other expense, net	(1,102)	(2,193)
Loss from continuing operations before taxes	(6,986)	(2,968)

Income tax benefit	1,351	-
Loss from continuing operations	(5,635)	(2,968)

DISCONTINUED OPERATIONS
Loss from operations of oil and gas segment	-	(162)
Gain on sale of oil and gas properties	-	2,110
Income from discontinued operations	-	1,948
Net Loss	$(5,635)	$(1,020)

Loss per common share - basic and diluted:
Loss from continuing operations	$(0.13)	$(0.06)
Income from discontinued operations	-	0.04
Net Loss	$(0.13)	$(0.02)

Weighted average common shares outstanding – basic and diluted	44,828,402	43,969,854

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(5,635)	$(1,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from discontinued operations	-	(1,948)
Depreciation and amortization	562	1,122
Allowance for doubtful accounts	(8)	(22)
Amortization of debt discount and debt issuance costs	793	1,499
Stock-based compensation expense	349	292
Loss on sale of accounts receivable	36	-
Loss on sale of property and equipment	1	83
Impairment of intangible assets	4,033	-
Derivative loss	791	205
Deferred taxes	(1,351)	-
Gain on early extinguishment of debt	-	(94)
Changes in operating assets and liabilities:
Accounts receivable	706	(3,144)
Prepaid expenses and other current assets	(69)	(36)
Other non-current assets	7	(8)
Accounts payable	657	(1,477)
Accrued liabilities	(1,074)	(1,312)
Customer deposits	(582)	(117)
Deferred revenue	(1,086)	5,624
Net cash used in operating activities	(1,870)	(353)
INVESTING ACTIVITIES:
Purchases of property and equipment	(151)	(94)
Proceeds from sale of property and equipment	1	53
Net cash used in investing activities	(150)	(41)
FINANCING ACTIVITIES:
Payments on debt	(184)	(3,198)
Proceeds from debt	500	-
Proceeds from sale of accounts receivable	2,061	-
Net cash provided by (used in) financing activities	2,377	(3,198)
DISCONTINUED OPERATIONS:
Net cash used in discontinued operations	-	(9)
Net cash used in discontinued operations	-	(9)
Net increase (decrease) in Cash and Cash Equivalents	357	(3,601)
Cash and Cash Equivalents, Beginning of period	153	4,785
Cash and Cash Equivalents, End of period	$510	$1,184

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for Interest	$22	$1,217
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of obligations through sale of oil and gas properties	$-	$4,225
Cumulative net effect of change in accounting principle	$-	$748

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
Notes to Unaudited Consolidated Financial Statements

1.  Organization, Operations and Basis of Presentation

Epic Energy Resources, Inc (“Epic”) was incorporated in Colorado in 1989. Epic was relatively inactive until April 2006, when current management gained control and became focused on energy related activities including consulting, engineering, and oil and gas production activities. Epic previously consisted of its wholly owned subsidiaries The Carnrite Group, LLC (“Carnrite”), Pearl Investment Company and its wholly owned subsidiaries (“Pearl”) and Epic Integrated Solutions, LLC (“EIS”). In December 2009, Epic merged Carnrite, Pearl and EIS into a single subsidiary and formed Epic Integrated Services, Inc (“Epic IS”). Epic and Epic IS (collectively the “Company”) is engaged primarily in providing engineering, consulting, construction management, operations, maintenance, and field and project management services to the oil, gas and energy industry. Epic also has an operational joint venture with Argos Asset Management, LLC (“Argos”) to co-invest in infrastructure related projects with the Company’s clients. It is expected that the co-investment projects will primarily be projects in which the Company provides engineering, design, construction management and operational services related to pipeline, gathering and compression systems, and including oil and gas processing facilities.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business.  The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced a decline in revenues; negative working capital and capital deficits, all of which raise substantial doubt about the Company's ability to continue as a going concern.  The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. The ability of the Company to continue as a going concern and the  appropriateness of using the going concern basis is dependent upon the Company’s ability to generate revenue from the sale of its services and the cooperation of the Company’s note holders to assist with obtaining working capital to meet operating costs.

2.  Significant Accounting Policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company.  Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates made in connection with the preparation of the accompanying financial statements include the carrying value of goodwill and intangible assets, revenue recognition on uncompleted contracts, allowance for doubtful accounts, and the valuation of stock options and warrants.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of level 1 and level 2 and the reason for such transfers, and also require purchase, sale, issuance, and settlement information for level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for recurring and nonrecurring fair value measurements in either level 2 or level 3. This accounting guidance is effective for the Company beginning the first quarter of fiscal year 2010. The adoption of this guidance did not have a significant impact on the Company’s financial statement disclosures.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Computer equipment	$2,590	$2,569
Office furniture and equipment	933	934
Leasehold improvements	636	636
Vehicles	56	56
Construction in progress	130	-
	4,345	4,195
Less: Accumulated depreciation and amortization	(2,213)	(1,964)
Total property and equipment, net	$2,132	$2,231

Depreciation expense for the three months ended March 31, 2010 and 2009 was $249,641 and $404,805, respectively.

4. Oil and Gas Properties

In February 2009, the Company sold its Kansas property and dissolved its joint venture associated with its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. For the three months ended March 31, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations. At March 31, 2010, the Company does not own any oil and gas properties.

5.  Other Intangible Assets

The Company’s intangible assets consist of the following at March 31, 2010 (in thousands):

	Carrying amount	Accumulated amortization	Impairment loss	Net book value
Customer relationships	$6,565	$(2,004)	$-	$4,561
Backlog	5,124	(5,124)	-	-
Employment contracts	1,147	(1,147)	-	-
Patent	64	(64)	-	-
Indefinite-lived trade name	4,033	-	(4,033)	-
Total	$16,933	$(8,339)	$(4,033)	$4,561

Amortization expense related to the above intangible assets for the three months ended March 31, 2010 and 2009 was $312,094 and $717,642, respectively. The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2010 (nine months remaining)	$936
2011	1,248
2012	1,249
2013	1,119
2014	9
Total	$4,561

In December 2009, Carnrite, Pearl, and EIS were merged into a single subsidiary, Epic IS. In connection with the formation of Epic IS, during the three months ended March 31, 2010, the Company began marketing its services under the Epic brand name. As a result, the Company concluded that there was no future value to the Carnrite, Pearl, and EIS trade names and during the three months ended March 31, 2010 recorded an impairment loss of $4,033,078, which was the balance of the trade name intangible asset.

6. Derivative Liability and Fair Value Measurements

The Company measures its derivative liability associated with its warrants to purchase the Company’s common stock  (“Common Stock”) at fair value on a recurring basis. At March 31, 2010, the Company has 22,685,031 outstanding warrants containing exercise price reset provisions which were not deemed to be indexed to the Company’s stock.   The fair values of these warrants are recoded as a derivative liability.   These warrants had exercise prices ranging from $1.50 - $1.65 and were scheduled to expire in December 2012. The change in fair value during the three months ended March 31, 2010 and 2009 of $791,162 and $205,013, respectively, is recorded as derivative losses in the accompanying Consolidated Statements of Operations.

The Company classifies the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes model. Under the Black-Scholes model using an expected life of 3.0 years, volatility of 193% and a risk-free interest rate of 1.7%, the Company determined the fair value of the warrants to be $1,964,591 at December 31, 2009. Under the Black-Scholes model using an expected life of 2.75 years, volatility of 192% and a risk-free interest rate of 1.46%, the Company determined the fair value of the warrants to be $2,755,753 at March 31, 2010.

The following shows the changes in the level three liability measured on a recurring basis for the three months ended March 31, 2010 (in thousands):

Balance, January 1, 2010	$1,965
Derivative loss	791
Balance, March 31, 2010	$2,756

In April 2010, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Common Stock in exchange for the cancellation of all its warrants. See note 12 for further discussion.

7. Long-Term Debt

Debt consists of the following (in thousands):

	March 31, 2010	December 31, 2009
10% secured debentures	$14,922	$14,922
Debt discount	(4,670)	(5,358)
10% secured debentures, net	10,252	9,564
Notes payable secured by assets acquired	1,159	1,343
Note payable – EIS acquisition	1,070	1,070
Note payable –other	500	-
Total debt	12,981	11,977
Less: current maturities	(3,207)	(7,416)
Total long-term debt	$9,774	$4,561

10% secured debentures

The Company has $20,250,000 of 10% Secured Debentures (the “Debentures”), which were sold under a Purchase Agreement (the “Purchase Agreement”). The Debentures are due on December 5, 2012, with interest and principle payable quarterly. Any overdue accrued and unpaid interest results in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders of the Debentures. The purchasers of the Debentures also received warrants which entitled the holders to purchase up to 15,954,545 shares of the Common stock at $1.65 per share.  Under the Black-Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid in capital with a corresponding amount recorded as a debt discount.  Upon adoption of new accounting guidance the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability. The debt discount is being amortized to interest expense using the effective interest method over the life of the debentures.  For the three months ended March 31, 2010 and 2009, $688,251 and $1,388,795, respectively, of debt discount was amortized to interest expense. In April 2010, the Company issued Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Common Stock in exchange for the forgiveness of principal under the Debentures. See note 12 for further discussion.

On February 26, 2009, the Company entered into an Amendment Agreement (the “Amendment”) with the majority of the holders of the Debentures (the “Holders”). Under the Amendment, the Holders agreed to waive any events of default of which they had knowledge.  Also, to the extent that a Holder had requested acceleration of payment of its Debenture, the Holder rescinded such request and any resulting acceleration of its Debenture.  In addition, the Amendment provides that for each three-month period commencing on January 1, 2010 and ending on each March 31, June 30, September 30 and December 31 thereafter, the Company is to generate, on a consolidated basis, EBITDA of at least $1,000,000. The Amendment also provides that until June 30, 2010, the Company is permitted to only issue up to a maximum aggregate of 10,000,000 Common Stock (with options and warrants counted as shares of Common Stock) (subject to adjustment) to employees, consultants, officers, directors and advisors.  The Company also will not issue any shares of Common Stock or options or warrants to employees, consultants, officers, directors or advisors with a strike price, conversion price, exercise price, or at an effective purchase price per share, less than $0.50 (subject to adjustment) until the earlier of (i) such time that the Holders no longer hold any of the Company’s securities or (ii) one year prior to the expiration date of the warrants (regardless of whether any or all warrants have been exercised). Finally, it places limitations on increases to executive compensation beyond the 2008 levels for calendar years 2009 and 2010.  The limitations shall last until the end of calendar year 2010, or until such time that the Company’s annual EBITDA (as derived from audited financial statements) exceeds $7,000,000, or the holders of at least 67% in principal amount of the then outstanding Debentures shall have otherwise given their prior written consent to terminate the limitations.

On December 1, 2009, the Company entered into a second Amendment Agreement (the “Second Amendment”) with the Holders. The Second Amendment deferred the Company’s December 1, 2009 Debenture payment to the Holders until November 30, 2010 (the “Deferral Period”). During the Deferral Period, the annual interest rate was increased from 10% to 12%.

The Company did not make its March 1, 2010 principal payment on the Debentures and this resulted in an event of default under the Debentures. In April 2010, to cure this event of default and other events of default, the Company obtained a waiver from the Holders of this event of default and a deferral of the March 1, 2010 principal payment. See note 12 for further discussion.

Notes payable secured by assets acquired

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, CO office.  The 5 year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly.  At March 31, 2010 and December 31, 2009, this note payable had a balance of $43,014 and $48,096, respectively.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3 year note with a 7.25% annual interest rate is due on June 18, 2010, with principal and interest payable monthly. At March 31, 2010 and December 31, 2009, this note payable had a balance of $79,711 and $158,938, respectively.

In December 2009, the Company entered into a note payable for $1,108,330 (the “New Note”) to cover the deficiency from the sale of its airplane. The New Note is a 4 year note and with a 5.25% annual interest rate. The New Note required a payment of $471,475 on December 23, 2009 and beginning January 23, 2010, principal and interest are payable monthly. At March 31, 2010 and December 31, 2009, the New Note had a balance of $563,596 and $636,855, respectively. In November 2009, to fund the December 23, 2009 payment required on the New Note (discussed above), the Company entered into a 2 year note payable (“2 Year Note”) for $500,000. The 2 Year Note with a 10% annual interest rate is due on December 21, 2012 with principal and interest payable monthly beginning January 1, 2010. At March 31, 2010, the 2 Year Note had a balance of $473,203.

Note payable – EIS acquisition

In connection with the acquisition of EIS, the Company has a $1,400,000 note payable (the “EIS Note”) which will be paid to the prior owners of EIS in periodic installments. The EIS Note is to be paid as follows: $250,000 on April 1, 2010, $250,000 on July 1, 2010, $250,000 on October 1, 2010, and $320,000 on January 1, 2011.

Note payable – Other

On March 4, 2010, the Company entered into a bridge loan to meet short term working capital needs (the “Bridge Loan”) with Castex New Ventures, L.P. (“Castex”), for an aggregate amount of $500,000.  The Bridge Loan bears interest at the rate of 10% per annum.  All principal outstanding on the Bridge Loan is payable at maturity, which is the earliest of (i) three business days following written demand from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to the Company is terminated pursuant to a default, as that term is defined in the Bridge Loan (such earliest date, the “Maturity Date”).  Interest is payable on the date of any repayment of any loans and on the Maturity Date. In April 2010, the Company issued Series A Preferred Stock in exchange for the forgiveness of the Bridge Loan. See note 12 for further discussion.

8. Stockholders’ Equity

During the three months ended March 31, 2010, the Company issued 944,620 shares of Common Stock to certain employees of Epic IS. These shares are related to the acquisition of Pearl in 2007 and were issued in the three months ended March 31, 2010, upon the vesting of such shares.

During the three months ended March 31, 2010, the Company issued 333,333 shares of Common Stock to the prior owners of EIS upon the vesting of such shares.

During the three months ended March 31, 2010, the Company issued 30,000 shares of Common Stock to non-employee directors for services. The stock was valued at the price on the date of issuance which was an aggregate of $6,600. For the three months ended March 31, 2010, the stock value is included in professional and subcontracted services in the accompanying Consolidated Statements of Operations.

9. Stock Based Compensation

On January 1, 2010, the Company granted 6,621,010 stock options to the Company’s senior management, employees, and the board of directors. These options have an exercise price of $0.50 per share and expire 10 years from the day they were granted. These options vest over a three year period. For the three months ended March 31, 2010, approximately $202,450 of compensation expense was recorded related to these options.  Unrecognized compensation expense of approximately $284,200 will be recognized over the remaining vesting period of these options.

The fair value of the options discussed above was estimated on the grant date using the Black-Scholes option-pricing model with an expected life of 2.1 to 3 years, volatility of 192.7% to 192.8%, and a risk free interest rate of 0.71% to 1.7%.

A summary of stock option activity for the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010	1,848,900	$1.84
Options granted	6,621,010	$0.50
Options expired	(50,000)	$3.00
Options outstanding, March 31, 2010	8,419,910	$0.78

10. Income taxes

For the three months ended March 31, 2010, the Company recorded a deferred tax benefit of approximately $1,351,000 related to the reversal of a deferred tax liability. The deferred tax liability was related to the trade name intangible asset and due to the impairment of the remaining trade name during the three months ended March 31, 2010, the balance of the deferred tax liability was adjusted.

11. Commitments and Contingencies

Litigation

A former employee has filed a case against the Company alleging that the Company terminated such employee without good cause. Arbitration for this case is scheduled for August 2010. At March 31, 2010, the Company has $400,000 accrued related to this case which represents the estimated potential loss.

From time to time, the Company may be involved in litigation or administrative proceedings relating to claims arising out of our operations in the normal course of business.  The Company is not aware of any pending of threatened legal proceedings that, if determined in an adverse manner, could have a material adverse effect on the Company’s business and operations.

Auction Agreement

In December 2009, the Company entered into an auctioning agreement (the “Agreement”) with The Receivables Exchange, LLC (“TRE”). Under the Agreement the Company sells its accounts receivables to TRE who in return advances cash of approximately 85% of the total amount of the accounts receivable auctioned. TRE retains 15% of the outstanding auctioned accounts receivable as a reserve, which it holds until the customer pays the auctioned invoice to TRE. The Company pays fees for this service to TRE who performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. For the three months ended March 31, 2010, the Company has recognized a loss on the sale of accounts receivable of $36,104 and paid fees of $15,321 related to the sale of $2,448,105 of accounts receivables. At March 31, 2010 and December 31, 2009, the Company has retained accounts receivable of $334,876 and $268,219, respectively, related to the receivables auctioned which are included in Accounts receivable in the accompanying Consolidated Balance Sheets.

12.  Subsequent events

On April 9, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with accredited investors in connection with the private issuance and sale (the “Private Placement”) of 3,660,000 shares of the Company’s Series A Preferred Stock. Under the Private Placement, the Company sold 3,160,000 Series A Preferred Stock in the Private Placement for $1.00 per share.   Also, pursuant to the Private Placement, the Company issued 500,000 shares of Series A Preferred Stock to Castex in exchange for the forgiveness of the Bridge Loan in the amount of $500,000. Each share of Series A Preferred Stock will be convertible into 14 shares of Common Stock, after such time that the Company increases its authorized shares of Common Stock sufficiently to permit such conversion b y amending its Articles of Incorporation.

On April 9, 2010, in connection with the Private Placement, the Company entered into a Debenture Exchange Agreement with certain Holders whereby the Company issued 14,000,000 shares of its Common Stock to certain Holders in exchange for forgiveness of an aggregate of $1,000,000 principal amount of Debentures.

On April 9, 2010, in connection with the Private Placement, the Company entered into a Waiver and Amendment to Debentures with 98% of the Holders and an Amendment to Securities Purchase Agreement with all of the Holders. Pursuant to these agreements, the Company issued 147,094 shares of Series A Preferred Stock to one Holder and 3,940,678 shares of its Common Stock to the other Holders in exchange for the consent to defer principal payments and amend or waive certain covenants pertaining to the Debentures. The Company agreed to redeem all of the Debentures held by the Holders that did not agree to the Waiver and Amendment to Debentures and the Amendment to Securities Purchase Agreement.

On April 9, 2010, in connection with the Private Placement, the Company entered into a Series D Warrant Exchange Agreement. In connection with the issuance of the Debentures in 2007, the Company issued Series D Warrants to purchase 15,954,545 shares of Common Stock to the Holders and Series D Warrants to purchase 1,116,818 shares of Common Stock to third parties assisting with the transaction. Pursuant to the Series D Warrant Exchange Agreement, the Company issued 379,870 shares of Series A Preferred Stock to one Holder and 11,753,181 shares of its Common Stock to the other Holders in exchange for the cancellation of all 17,071,363 outstanding Series D Warrants.

On April 9, 2010, in connection with the Private Placement, the Company entered into a Series C Warrant Exchange Agreement with the holders of the Series C Warrants. Under this agreement the Company issued 71,429 shares of its Series A Preferred Stock to one Series C Warrant holder and 4,613,668 shares of its Common Stock to all other Series C Warrant holders in exchange for the cancellation of all 5,613,668 outstanding Series C Warrants.  The holders of Series C Warrants also waived the Company’s breach of a registration obligation (pursuant to a registration rights agreement) and the right to collect liquidated damages and interest.

On April 21, 2010, Argos entered into a drilling and development agreement  with Whittle Corporation (“Whittle”) to drill wells in the Marcellus Shale in northwest West Virginia   (the “Drilling Program”).  Argos has entered into the Drilling Program with Whittle Corporation to develop certain leases held by Whittle which include an 11 county area of mutual interest including Wetzel, Tyler, Ritchie and Marshall Counties.  Argos and Whittle have agreed to jointly develop approximately 12,600 acres pledged to the Drilling Program by Whittle.

There were no additional significant subsequent events through the date the financial statements were issued.

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

Overview

Epic began operating in the oil and gas industry in April 2006. Epic acquired Carnrite in August 2007, Pearl in December 2007 and EIS in February 2008.   In December 2009, Epic merged its three operating subsidiaries, Carnrite, Pearl and EIS, into a single operating subsidiary and formed Epic Integrated Services, Inc or Epic IS. With respect to this discussion, the terms “the Company”, “we,” “us,” and “our” refer to Epic Energy Resources, Inc. and Epic IS, our wholly-owned subsidiary.

Results of Operations

Epic, through its operating subsidiary, Epic IS, provides consulting services to the oil, gas and energy industry in the areas of engineering, construction management, operations, maintenance, oil field project management, training, operations documentation and data management.  Epic plans to continue its growth in the Rocky Mountains, Texas, Louisiana, Oklahoma and Kansas, where its engineering and field services expertise is its strength, and also to explore opportunities in the Middle East where it currently is in the final stage of a large project.

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

As of May 4, 2010, the Company’s potential backlog for consulting services to be performed in the future was approximately $15.9 million. This compares with backlog of approximately $31.8 million as of April 30, 2009. This backlog amount could change by macro economic market activity and customer demand changes.

Three Months ended March 31, 2010 compared with Three Months ended March 31, 2009

Revenues were approximately $6.0 million for the quarter ended March 31, 2010 compared to approximately $9.0 million for the quarter ended March 31, 2009. The decrease of $3.0 million was primarily related to a decline in revenues from consulting fees. The decrease in revenue resulted from a decrease in demand for Epic’s services as a result of the downturn in the global economy.

Operating Expenses were approximately $11.9 million for the quarter ended March 31, 2010 compared to approximately $9.8 million for the quarter ended March 31, 2009. The $2.1 million increase was primarily related to a $4.0 million impairment charge related to the trade name intangible asset offset by a $1.4 million decrease in compensation and benefits that resulted from a reduction in the number of employees and salary reducitons.

Loss from Operations was approximately $5.9 million for the quarter ended March 31, 2010 compared to $0.8 million for the quarter ended March 31, 2009.

Other Expense, net was approximately $1.1 million for the quarter ended March 31, 2010 compared to approximately $2.2 million for the quarter ended March 31, 2009.  The decrease of $1.1 million was primarily due to lower interest expense and the forgiveness of the liquidated damages in first quarter of 2010.

Net Loss was $5.6 million or $.13 per share for the quarter ended March 31, 2010 compared to $1.0 million or $0.02 per share for the quarter ended March 31, 2009 resulting in an increased loss of $4.6 million.  The primary reasons for the increase in the net loss for the three months ended March 31, 2010 was the impairment of the trade name intangible asset.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures for our existing equipment, organic growth initiatives, investments and acquisitions.  Our primary sources of liquidity are cash flows generated from operations, available cash and cash equivalents, and accessing the capital markets through the issuance of debt or equity securities.  We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.  The Company entered into various agreements to fund short term capital needs.

On March 4, 2010, Epic entered into the Bridge Loan to meet short term working capital needs with Castex, for an aggregate amount of $500,000.  The Bridge Loan bears interest at the rate of 10% per annum.  All principal outstanding on the Bridge Loan is payable at maturity, which is the earliest of (i) three business days following written demand from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to the Company is terminated pursuant to a default, as that term is defined in the Bridge Loan such earliest date, the Maturity Date.  Interest is payable on the date of any repayment of any loans and on the Maturity Date.

On April 9, 2010, the Company entered into the Subscription Agreement with accredited investors in connection with the Private Placement of 3,660,000 shares of the Company’s Series A Preferred Stock (“Series A Preferred Stock”).  Under the Private Placement, the Company sold 3,160,000 Series A Preferred Stock in the Private Placement for $1.00 per share.   Also, pursuant to the Private Placement, the Company issued 500,000 shares of Series A Preferred Stock to Castex in exchange for the forgiveness of the Bridge Loan of $500,000. Each share of Series A Preferred Stock will be convertible into 14 shares of the Company’s Common Stock after such time that the Company increases its authorized shares of Common Stock sufficiently to permit such conversion by amending its Articles of Incorporation.

On April 9, 2010, in connection with the Private Placement, the Company entered into a Debenture Exchange Agreement with certain Holders whereby the Company issued 14,000,000 shares of its Common Stock to certain Holders in exchange for forgiveness of an aggregate of $1,000,000 of principal of Debentures.

On April 9, 2010, the Company entered into a Waiver and Amendment to Debentures with 98% of the Holders and an Amendment to Securities Purchase Agreement with all of the Holders. Pursuant to these agreements, the Company issued 147,094 shares of Series A Preferred Stock to one Limited Holder and 3,940,678 shares of its Common Stock to the other Holders in exchange for the consent to defer principal payments and amend or waive certain covenants pertaining to the Debentures. The Company agreed to redeem all of the Debentures held by the Holders that did not agree to the Waiver and Amendment to Debentures and the Amendment to Securities Purchase Agreement.

Operating activities used cash of approximately $1.9 million for the three months ended March 31, 2010 compared to approximately $0.4 million of cash provided by operations for the three months ended March 31, 2009.  We had a net loss of $5.6 million for the three months ended March 31, 2010 and a decrease in cash flow from changes in assets and liabilities of approximately $1.4 million.  During the three months ended March 31, 2010, we had non-cash expenses of $4.0 million impairment of intangible assets, $0.8 million of amortization of debt discount and debt issuance costs, $0.6 million of depreciation and amortization, $0.8 million for the change in the fair value of the derivative liability, and $0.3 million of non-cash stock based compensation expense.  For the three months ended March 31, 2009, we had a net loss of $1.0 million and a decrease in cash flow from changes in assets and liabilities of $0.5 million. In addition during the three months ended March 31, 2009, we had $1.5 million of amortization of debt discount and debt issuance costs, $1.1 million of depreciation and amortization, and $0.3 million of non-cash stock based compensation expense.

For the three months ended March 31, 2010, we had investing activities that used cash of approximately $151,000 related to the acquisition of property and equipment net of proceeds from sales of property and equipment. For the three months ended March 31, 2009, we had investing activities that used cash of approximately $41,000 related to the acquisition of property and equipment net of proceeds from sales of property and equipment.

For the three months ended March 31, 2010, we had financing activities that provided cash of $2.4 million related to the proceeds from the sale of accounts receivables and debt offset by debt payments.  For the three months ended March 31, 2009, we used $3.2 million of cash flows for financing activities related to debt payments.

As of March 31, 2010, we had working capital deficit of $5.6 million compared with working capital deficit of $9.5 million at December 31, 2009.

As of March 31, 2010, we had cash and cash equivalents of $0.5 million and no significant debt maturities until 2011. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts. On an ongoing basis, we evaluate our estimates, including those related to bad debts, intangible assets, long-lived assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances. Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances. The accompanying condensed unaudited consolidated financial statements are prepared using the same critical accounting policies discussed in our 2009 Annual Report on Form 10-K.

Contractual Commitments

There have been no material changes to Epic’s contractual commitments during the first quarter of 2010 (except as noted above).  Please see Note 10 and the Company’s Annual Report on Form 10-K for December 31, 2009 for a complete discussion of the Company’s debt obligations.

Except for the commitments arising from our operating leases arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Safety

Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the three month period ending March 31, 2010, the Company had no reportable incidents.  We continued to increase the number of training hours and worked judiciously to reduce the Company’s RIR’s.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

John S. Ippolito, Epic's President and Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Mr. Ippolito and Mr. Kinney have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2010, Epic sold 3,660,000 Series A Preferred Stock without registration under the Securities Act of 1933, as amended (the “Act”), or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder.  Because the Series A Preferred Stock has not been registered, such shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Act.

In April 2010, Epic issued 147,094 shares of Series A Preferred Stock and 3,940,678 shares of Common Stock in exchange for deferring principal payments and amending or waiving certain covenants under the Debentures. The Company issued the shares of Series A Preferred Stock and the shares of Common Stock without registration under the Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder.  Because the Series A Preferred Stock and Common Stock have not been registered, such shares may not be offered or sold by the investors absent registration or an applicable exemption from registration requirements, such as the exemption afforded by Rule 144 under the Act.

In April 2010, Epic issued 451,299 shares of Series A Preferred Stock and 30,366,849 shares of Common Stock in exchange for the cancellation 17,071,363 Series D Warrants, 5,613,668 Series C Warrants and forgiveness of $1,000,000 of principal of the Debentures. These shares were issued without registration under the Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder.  Pursuant to Rule 144(d)(3)(ii) of the Act, the holding period of the Series A Preferred Stock and the Common Stock issued in exchange for the Series D Warrants, the Series C Warrants, and the principal amount of the Debentures will tack back to the original issue dates of the Series D Warrants, the Series C Warrants and the Debentures and as a result such Series A Preferred Stock and Common Stock will be issued without a restrictive legend and shall otherwise have no restrictions on resale by the Holders.  Holders of such Series A Preferred Stock and Common Stock will therefore be permitted to resell such shares of Series A Preferred Stock and Common Stock without restriction, and resales by such holders of the Series A Preferred Stock and Common Stock will not be covered by a registration statement filed by the Company.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPIC ENERGY RESOURCES, INC.
(Registrant)

Date: May 13, 2010	/s/ John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: May 13, 2010	/s/ Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer