Form 10-Q
period 2010-06-30
EPIC ENERGY RESOURCES, INC.
filed 2010-08-13
CIK 1122101

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of July 31, 2010, the Company had 82,654,594 issued and outstanding shares of common stock.

EPIC ENERGY RESOURCES INC.

Table of Contents

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	2
Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2
Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited)	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4T. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits	17
Signatures	18
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EPIC ENERGY RESOURCES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$129	$153
Accounts receivable:
Billed, net of allowance of $301 and $185, respectively	2,689	6,348
Unbilled	546	760
Prepaid expenses and other current assets	451	407
Total current assets	3,815	7,668
Property and equipment, net	1,836	2,156
Assets held for sale	-	75
Other assets	27	39
Debt issuance costs, net of accumulated amortization of $1,121 and $913, respectively	908	1,116
Goodwill	7,933	8,919
Other intangible assets, net	4,049	8,906
Total assets	$18,568	$28,879
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$2,274	$2,506
Accrued liabilities	1,788	3,753
Deferred revenue	-	2,593
Customer deposits	1	949
Current liabilities associated with assets held for sale	510	750
Current portion of long-term debt	3,484	6,666
Total current liabilities	8,057	17,217
Long-term liabilities associated with assets held for sale	-	320
Long-term debt	11,953	4,241
Derivative liability	-	1,965
Deferred tax liability	-	1,351
Total liabilities	20,010	25,094
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value: 20,000,000 authorized, 4,258,393 and 0 shares issued and outstanding, respectively	4,258	-
Common stock, no par value: 300,000,000 authorized; 82,654,594 and 44,105,781 shares issued and outstanding, respectively	37,862	33,639
Additional paid-in capital	2,467	1,924
Accumulated deficit	(46,029)	(31,778)
Total stockholders’ equity (deficit)	(1,442)	3,785
Total liabilities and stockholders’ equity (deficit)	$18,568	$28,879

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUES
Consulting fees	$3,373	$6,771	$7,279	$13,967
Reimbursed expenses	1,794	3,411	3,728	4,636
Total revenues	5,167	10,182	11,007	18,603

OPERATING EXPENSES
Reimbursed expenses	710	1,823	1,958	2,826
Compensation and benefits	3,358	4,608	7,018	9,707
General and administrative	1,301	1,074	2,488	1,908
Professional and subcontracted services	944	886	1,646	1,867
Occupancy, communication and other	266	292	540	584
Depreciation and amortization	540	727	1,090	1,838
Impairment charges	-	480	4,033	480
Total operating expenses	7,119	9,890	18,773	19,210

Income (loss) from operations	(1,952)	292	(7,766)	(607)

OTHER INCOME (EXPENSE)
Derivative loss	-	(2,421)	(791)	(2,626)
Interest expense	(1,090)	(1,790)	(2,351)	(3,873)
Interest and other income (expense)	(4,811)	(10)	(3,862)	85
Total other expense, net	(5,901)	(4,221)	(7,004)	(6,414)
Loss from continuing operations before taxes	(7,853)	(3,929)	(14,770)	(7,021)
Income tax benefit	-	-	1,351	-
Loss from continuing operations	(7,853)	(3,929)	(13,419)	(6,897)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(762)	-	(832)	(38)
Gain on sale of oil and gas properties	-	-	-	2,110
Income (loss) from discontinued operations	(762)	-	(832)	2,072
Net loss	$(8,615)	$(3,929)	$(14,251)	$(4,949)

Loss per common share - basic and diluted:
Loss from continuing operations	$(.11)	$(.09)	$(.23)	$(.16)
Income (loss) from discontinued operations	$(.01)	-	$(.01)	$.05
Net loss	$(.12)	$(.09)	$(.24)	$(.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - Basic and Diluted	73,452,855	44,105,732	59,219,702	44,041,540

See accompanying notes to the unaudited consolidated financial statements

EPIC ENERGY RESOURCES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)
	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(14,251)	$(4,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) loss from discontinued operations	832	(2,072)
Depreciation and amortization	1,090	1,838
Allowance for doubtful accounts	353	206
Amortization of debt discount and debt issuance costs	896	2,762
Stock-based compensation expense	820	25
Impairment of intangible assets	4,033	-
Impairment of asset held for sale	-	480
Loss on sale of accounts receivable	40	-
Loss on sale of property and equipment	59	173
(Gain) loss on extinguishment of debt	4,839	(94)
Non-cash interest expense	620	-
Derivative loss	791	2,626
Deferred taxes	(1,351)	-
Changes in operating assets and liabilities:
Accounts receivable	1,071	2,964
Prepaid expenses and other current assets	(44)	1,435
Other non-current assets	12	3
Accounts payable	340	(4,668)
Accrued liabilities	(1,965)	(692)
Customer deposits	(948)	(3,166)
Deferred revenue	(2,593)	6,406
Net cash provided by (used in) operating activities	(5,356)	3,277
INVESTING ACTIVITIES:
Purchases of property and equipment	(205)	(139)
Proceeds from sale of property and equipment	-	52
Net cash used in investing activities	(205)	(87)
FINANCING ACTIVITIES:
Proceeds from debt	515	-
Payments on debt	(442)	(4,615)
Proceeds from issuance of preferred stock	3,160	-
Proceeds from sale of accounts receivable	2,410	-
Net cash provided by (used in) financing activities	5,643	(4,615)
DISCONTINUED OPERATIONS:
Net cash provided by (used in) operating activities	(106)	84
Net cash used in financing activities	-	(153)
Net cash used in discontinued operations	(106)	(69)
Net decrease in cash and cash equivalents	(24)	(1,494)
Cash and cash equivalents, beginning of period	153	4,785
Cash and cash equivalents, end of period	$129	$3,291

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$486	$1,768
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Settlement of debt through issuance of common and preferred stock	$4,424	$-
Settlement of accounts payable through debt issuance	$573	$-
Settlement of obligations through sale of oil and gas properties	$-	$4,225
Cumulative net effect of change in accounting principle	$-	$748

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. GAAP for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates continuity of operations, realization of assets and liabilities and commitments in the normal course of business. The accompanying consolidated financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern.  The Company has experienced a dramatic decline in revenues; negative working capital and capital deficits, all of which raise substantial doubt about the Company's ability to continue as a going concern.  The Company has reduced cash required for operations by reducing operating costs and reducing staff levels. In addition, the Company is working to manage its current liabilities while it continues to make changes in operations to improve its cash flow and liquidity position. The ability of the Company to continue as a going concern and the  appropriateness of using the going concern basis is dependent upon the Company’s ability to generate revenue from the sale of its services and the cooperation of the Company’s note holders to assist with obtaining working capital to meet operating costs.

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

Reclassification

Certain items from the December 31, 2009 balance sheet and the three and six months ended June 30, 2009 statements of operations have been reclassified to conform to the three and six months ended June 30, 2010 financial statement presentation. There is no effect on net income, cash flows or stockholders’ equity as a result of these reclassifications.

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

3. Property and Equipment

Property and equipment consisted of the following at June 30, 2010 (in thousands):

Computer equipment	$2,432
Office furniture and equipment	1,015
Leasehold improvements	636
Vehicles	56
Construction in progress	18
4,157
Less: Accumulated depreciation and amortization	(2,321)
Total property and equipment, net	$1,836

Depreciation expense for the three months and six months ended June 30, 2010 was $236,711 and $465,619, respectively.

4. Discontinued Operations

Divestiture of EIS
In June 2010, the Company entered into settlement agreements (the “Settlement Agreements”) to dispose of EIS. The Settlement Agreements were entered into with the former owners of EIS whereby the former owners of EIS, Richard Harvey (“Harvey”) and Joseph Wright (“Wright”), forgave the Company’s debt obligation of $1,070,000 and its obligation to issue 333,334 shares of the Company’s common stock. In exchange for the forgiveness of these obligations, the Company has assigned certain assets to Harvey and has entered into a promissory note with Wright. See note 6 for further discussion of the promissory note. For the six months ended June 30, 2010, the Company has recorded the divestiture of EIS in discontinued operations in the accompanying Consolidated Statements of Operations. The assets and liabilities have been shown separately as assets held for sale and liabilities associated with assets held for sale on the accompanying Consolidated Balance Sheets. Assets and liabilities associated with discontinued operations consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
ASSETS
Assets held for sale:
Property and equipment, net	$-	$87
Assets of discontinued operations	$-	$87
LIABILITIES
Note payable-current portion	$510	$750
Note payable – long-term portion	-	320
Liabilities of discontinued operations	$510	$1,070

Oil and Gas Properties

In February 2009, the Company sold its Kansas property and dissolved its joint venture associated with its Oklahoma property. The Kansas property was sold to a third party who assumed the note payable, including accrued but unpaid interest totaling $3,993,071 at the acquisition date and the future profits interest in the properties of Statesman Resources, Inc. subject to the Company’s retention of an overriding royalty interest covering the Kansas property. For the six months ended June 30, 2009, the Company recorded a $2,110,066 gain on the sale of the Kansas property, which is included in discontinued operations in the accompanying Consolidated Statements of Operations. At June 30, 2010, the Company does not own any oil and gas properties.

5.  Goodwill and Other Intangible Assets

The Company’s intangible assets consist of the following at June 30, 2010 (in thousands):

	Carrying amount	Accumulated amortization	Impairment loss	Net book value
Customer relationships	$6,565	$(2,112)	$(404)	$4,049
Backlog	5,124	(5,124)	-	-
Employment contracts	1,147	(1,147)	-	-
Patent	64	(64)	-	-
Indefinite-lived trade name	4,033	-	(4,033)	-
Total	$16,933	$(8,447)	$(4,437)	$4,049

Amortization expense related to the above intangible assets for the three months and six months ended June 30, 2010 was $312,098 and $624,192, respectively.

The aggregate amortization expense associated with intangible assets for the next five years is estimated to be as follows (in thousands):

2010 (six months remaining)	$597
2011	1,194
2012	1,194
2013	1,064
Total	$4,049

In June 2010, the Company entered into agreements to dispose of EIS. In connection with the disposal of EIS, during the quarter ended June 30, 2010, the Company recorded an impairment loss of $404,105 related to the balance of the customer relationships which were attributable to EIS. Also during the quarter ended June 30, 2010, the Company recorded an impairment loss of $985,283 related to the balance of goodwill which was attributable to EIS. For the three and the six months ended June 30, 2010, these impairment losses are included in Loss from discontinued operations in the accompanying Consolidated Statements of Operations.

In December 2009, Carnrite, Pearl, and EIS were merged into a single subsidiary, Epic IS. In connection with the formation of Epic IS, during the three months ended March 31, 2010, the Company began marketing its services under the Epic brand name. As a result, the Company concluded that there was no future value to the Carnrite, Pearl, and EIS trade names and during the six months ended June 30, 2010 recorded an impairment loss of $4,033,078, which was the balance of the trade name intangible asset.

6. Long-Term Debt

Debt consists of the following at June 30, 2010 (in thousands):

10% secured debentures	$13,922
Notes payable secured by assets acquired	1,515
Total debt	15,437
Less: current maturities	(3,484)
Total long-term debt	$11,953

10% secured debentures

The Company has $20,250,000 of 10% Secured Debentures (the “Debentures”), which were sold under a Purchase Agreement (the “Purchase Agreement”). The Debentures are due on December 5, 2012, with interest and principle payable quarterly. Any overdue accrued and unpaid interest results in a late fee at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted by law.  Prepayment is not allowed without prior written consent of the holders of the Debentures. The purchasers of the Debentures also received warrants which entitled the holders to purchase up to 15,954,545 shares of common stock at $1.65 per share.  Under the Black-Scholes method using an expected life of five years, volatility of 72% and a risk-free interest rate of 3.28%, the Company determined these warrants had a relative fair value of $13,085,380 as of the date of the transaction.  The relative fair value of the warrants was originally recorded as additional paid in capital with a corresponding amount recorded as a debt discount.  Upon adoption of new accounting guidance the debt discount was adjusted and the fair value of the warrants was reclassified to a derivative liability, see note 9 for further discussion. The debt discount was amortized to interest expense using the effective interest method over the life of the debentures.  For the three and six months ended June 30, 2010, $0 and $688,251, respectively, of debt discount was amortized to interest expense.

On April 9, 2010, the Company entered into a Series D Warrant Exchange Agreement. Pursuant to the Series D Warrant Exchange Agreement, the Company issued 379,870 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 11,753,181 shares of its common stock in exchange for the cancellation of 17,071,363 outstanding Series D Warrants. As a result of the cancellation of the Series D Warrants the remaining balance of the debt discount was written off and for the three and six months ending June 30, 2010, the Company recorded a loss from extinguishment of debt of $4,275,886 related to the Series D Warrant Exchange Agreement. The loss on extinguishment of debt is included in Interest and other income (expense), in the accompanying Consolidated Statements of Operations.

On April 9, 2010, the Company entered into a Series C Warrant Exchange Agreement with the holders of the Series C Warrants. Under this agreement the Company issued 71,429 shares of its Series A Preferred Stock and 4,547,001 shares of its common stock in exchange for the cancellation of all 5,613,668 outstanding Series C Warrants.  The holders of Series C Warrants also waived the Company’s breach of a registration obligation (pursuant to a registration rights agreement) and the right to collect liquidated damages and interest. As a result, for the three and six months ending June 30, 2010, the Company recorded a gain from extinguishment of debt of $117,243 related to the Series C Warrant Exchange Agreement. The gain on extinguishment of debt is included in Interest and other income (expense), in the accompanying Consolidated Statements of Operations.

On April 9, 2010, the Company entered into a Debenture Exchange Agreement with certain Holders whereby the Company issued 14,000,000 shares of its common stock to certain Holders in exchange for forgiveness of an aggregate of $1,000,000 principal amount of Debentures.  As a result, for the three and six months ending June 30, 2010, the Company recorded a loss from extinguishment of debt of $680,000 related to the Debenture Exchange Agreement. The loss on extinguishment of debt is included in Interest and other income (expense), in the accompanying Consolidated Statements of Operations.

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

The Company did not make its March 1, 2010 principal payment on the Debentures and this resulted in an event of default under the Debentures. The debenture holders agreed to defer the payments and waive the covenants based upon the following agreements. On April 9, 2010, the Company entered into a Waiver and Amendment to the Debentures with 98% of the Holders and an Amendment to Securities Purchase Agreement with all of the Holders (collectively the “Waiver and Amendment agreements”). Pursuant to the Waiver and Amendment agreements, the Company issued 147,094 shares of Series A Preferred Stock and 3,940,678 shares of its common stock in exchange for the consent to defer principal payments and amend or waive certain covenants pertaining to the Debentures. The Company agreed to redeem all of the Debentures held by the Holders that did not agree to the Waiver and Amendment agreements.

Notes payable secured by assets acquired

The Company has a $100,000 note payable related to tenant improvements at its expanded Lakewood, CO office.  The 5 year note with a 5% annual interest rate is due on May 1, 2012, with principal and interest payable monthly.  At June 30, 2010, this note payable had a balance of $37,869.

The Company has a $872,909 note payable related to its Microsoft ERP system implementation.  The 3 year note with a 7.25% annual interest rate was due on June 18, 2010, with principal and interest payable monthly. During the quarter ended June 30, 2010, the Company paid off the remaining balance of this note.

The Company has a note payable for $1,108,330 to cover the deficiency from the sale of its airplane (the “Airplane Note”). The Airplane Note is a 4 year note and with a 5.25% annual interest rate. The Airplane Note required an initial payment of $471,475 on December 23, 2009 and beginning January 23, 2010, principal and interest are payable monthly. At June 30, 2010, the Airplane Note had a balance of $489,809. To fund the initial payment required on the Airplane Note (discussed above), the Company entered into a 2 year note payable (“2 Year Note”) for $500,000. The 2 Year Note with a 10% annual interest rate is due on December 21, 2012 with principal and interest payable monthly beginning January 1, 2010. At June 30, 2010, the 2 Year Note had a balance of $444,984.

In June 2010, the Company entered into a promissory note for $573,400 with a vendor (the “Vendor note”) for all unpaid amounts due to the vendor. The Vendor note bears interest at 7%, with interest and principal payable monthly through May 15, 2011.

Note payable – Other

In connection with the acquisition of EIS, the Company had a $1,400,000 note payable (the “EIS Note”) which was to be paid to the prior owners of EIS in periodic installments. The EIS Note was payable in monthly installments through January 1, 2011. In June 2010, the Company entered into the Settlement agreement which forgave to outstanding balance of the EIS note. Simultaneously with the execution of the Settlement agreement, the Company entered into a promissory note for $535,000 with Wright (the “Wright Note”) for the balance owed to him under the EIS Note. The Wright Note provides for five monthly payments, with the first payment due June 22, 2010. The Wright Note also states that if the Company makes the first four payments as specified in the promissory note then Wright will forgive the fifth and final payment of $445,000. At June 30, 2010, the Wright Note had a balance of $510,000 and is included in Current liabilities associated with assets held for sale in the accompanying Consolidated Balance Sheets.

On March 4, 2010, the Company entered into a bridge loan to meet short term working capital needs (the “Bridge Loan”) with Castex New Ventures, L.P. (“Castex”), for an aggregate amount of $500,000.  The Bridge Loan bears interest at the rate of 10% per annum.  All principal outstanding on the Bridge Loan is payable at maturity, which is the earliest of (i) three business days following written demand from Castex, (ii) June 1, 2010, and (iii) the date on which Castex’s obligation to make additional loans to the Company is terminated pursuant to a default, as that term is defined in the Bridge Loan (such earliest date, the “Maturity Date”).  Interest is payable on the date of any repayment of any loans and on the Maturity Date. In April 2010, the Company issued Series A Preferred Stock in exchange for the forgiveness of the Bridge Loan. See note 7 for further discussion.

7. Stockholders' Equity

During the six months ended June 30, 2010, the Company issued 944,620 shares of common stock to certain employees of Epic IS. These shares are related to the acquisition of Pearl in 2007 and were issued in the six months ended June 30, 2010, upon the vesting of such shares.

During the six months ended June 30, 2010, the Company issued 333,333 shares of common stock to the prior owners of EIS upon the vesting of such shares.

During the six months ended June 30, 2010, the Company issued 3,030,000 shares of common stock for services, of which
30,000 shares were issued to non-employee directors and 3,000,000 shares were issued to an entity as a finder’s fee commission. The common stock was valued at the price on the date of issuance which was an aggregate of $276,600. For the six months ended June 30, 2010, $270,000 of the stock value is included in compensation and benefits and $6,600 is included in professional and subcontracted services in the accompanying Consolidated Statements of Operations.

On April 9, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with accredited investors in connection with the private issuance and sale (the “Private Placement”) of 3,660,000 shares of the Company’s Series A Preferred Stock. Under the Private Placement, the Company sold 3,160,000 shares of Series A Preferred Stock in the Private Placement for $1.00 per share.   Also, pursuant to the Private Placement, the Company issued 500,000 shares of Series A Preferred Stock to Castex in exchange for the forgiveness of the Bridge Loan in the amount of $500,000. Each share of Series A Preferred Stock will be convertible into 14 shares of common stock.

On April 9, 2010, simultaneously with the Private Placement the Company entered into the following agreements:

The Company entered into a Debenture Exchange Agreement whereby the Company issued 14,000,000 shares of its common stock in exchange for forgiveness of an aggregate of $1,000,000 principal amount of Debentures.

The Company entered into a Waiver and Amendment to Debentures with 98% of the Holders and an Amendment to Securities Purchase Agreement with all of the Holders. Pursuant to these agreements, the Company issued 147,094 shares of Series A Preferred Stock and 3,940,678 shares of its common stock in exchange for the consent to defer principal payments and amend or waive certain covenants pertaining to the Debentures.

The Company entered into a Series D Warrant Exchange Agreement which provided that the Company issued 379,870 shares of Series A Preferred Stock and 11,753,181 shares of its common stock in exchange for the cancellation of all 17,071,363 outstanding Series D Warrants.

The Company entered into a Series C Warrant Exchange Agreement under which the Company issued 71,429 shares of its Series A Preferred Stock and 4,547,001 shares of its common stock in exchange for the cancellation of all 5,613,668 outstanding Series C Warrants.

8. Stock Based Compensation

Stock Options

During the six months ended June 30, 2010, the Company granted 6,621,010 stock options to the Company’s senior management, employees, and the board of directors. These options have an exercise price of $0.50 per share and expire 10 years from the day they were granted. These options vest over a three year period. For the three and six months ended June 30, 2010, $60,214 and $262,671, respectively of compensation expense was recorded related to these options.  Unrecognized compensation expense of approximately $182,757 will be recognized over the remaining vesting period of these options.

The fair value of the options discussed above was estimated on the grant date using the Black-Scholes option-pricing model with an expected life of 2.1 to 3 years, volatility of 192.7% to 192.8%, and a risk free interest rate of 0.71% to 1.7%.

A summary of stock option activity for the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2010	1,848,900	$1.84
Options granted	6,621,010	$0.50
Options forfeited	(1,962,978)	$0.51
Options expired	(50,000)	$3.00
Options outstanding, June 30, 2010	6,456,932	$0.86

9. Derivative Liability and Fair Value Measurements

The Company measures its derivative liability associated with its warrants to purchase the Company’s common stock at fair value on a recurring basis.

The Company had 22,685,031 outstanding warrants containing exercise price reset provisions which were not deemed to be indexed to the Company’s stock.   The fair values of these warrants were recoded as a derivative liability. These warrants had exercise prices ranging from $1.50 - $1.65 and were scheduled to expire in December 2012. The change in fair value during the three and six months ended June 30, 2010 of $0 and $791,162, respectively, is recorded as derivative losses in the accompanying Consolidated Statements of Operations.

As discussed in Note 7, the Company entered into Series D and Series C Warrant Exchange Agreements which provided for the cancellation of all 22,685,031 outstanding warrants. As a result the derivative liability was written off.

The Company classified the fair value of these warrants under level three. The fair value of the derivative liability was calculated using the Black-Scholes model. Under the Black-Scholes model using an expected life of 3.0 years, volatility of 193% and a risk-free interest rate of 1.7%, the Company determined the fair value of the warrants to be $1,964,591 at December 31, 2009. Under the Black-Scholes model using an expected life of 2.75 years, volatility of 192% and a risk-free interest rate of 1.46%, the Company determined the fair value of the warrants to be $2,755,753 at March 31, 2010. As the cancellation of the warrants occurred on April 9, 2009, no additional fair value adjustments were made.

10. Income taxes

For the six months ended June 30, 2010, the Company recorded a deferred tax benefit of approximately $1,351,000 related to the reversal of a deferred tax liability. The deferred tax liability was related to the trade name intangible asset and due to the impairment of the remaining trade name during the six months ended June 30, 2010, the balance of the deferred tax liability was adjusted.

11. Commitments and Contingencies

Litigation

A former employee has filed a case against the Company alleging that the Company terminated such employee without good cause. Arbitration for this case is scheduled for August 2010. At June 30, 2010, the Company has $400,000 accrued related to this case which represents the estimated potential loss.

From time to time, the Company may be involved in litigation or administrative proceedings relating to claims arising out of our operations in the normal course of business.  The Company is not aware of any pending of threatened legal proceedings that, if determined in an adverse manner, could have a material adverse effect on the Company’s business and operations.

Auction Agreement

The Company has an auctioning agreement (the “Agreement”) with The Receivables Exchange, LLC (“TRE”). Under the Agreement the Company sells its accounts receivables to TRE who in return advances cash of approximately 85% of the total amount of the accounts receivable auctioned. TRE retains 15% of the outstanding auctioned accounts receivable as a reserve, which it holds until the customer pays the auctioned invoice to TRE. The Company pays fees for this service to TRE who performs all credit and collection functions, and assumes all risks associated with the collection of the receivables. For the three and six months ended June 30, 2010, the Company recognized a loss on the sale of accounts receivable of $3,864 and $39,969, respectively  and paid fees of $1,823 and $17,144 related to the sale of $2,580,629 of accounts receivables. At June 30, 2010, the Company has retained accounts receivable of $381,227, related to the receivables auctioned which are included in Accounts receivable in the accompanying Consolidated Balance Sheets.

12.  Subsequent events

There were no significant subsequent events through the date the financial statements were issued.

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

As of July 31, 210, the Company’s backlog for consulting services to be performed in the future was approximately $11.7 million. This compares with a combined backlog of approximately $28.0 million as of July 31, 2009. This backlog amount could change by macro-economic market activity and customer demand changes.

Three Months ended June 30, 2010 compared with Three Months ended June 30, 2009

Revenues were approximately $5.2 million for the quarter ended June 30, 2010 compared to approximately $10.2 million for the quarter ended June 30, 2009. The decrease of $5.0 million was primarily related to a decline in revenues from consulting fees. The decrease in revenue resulted from a decrease in demand for Epic’s services as a result of the downturn in the global economy.

Operating Expenses were approximately $7.1 million for the quarter ended June 30, 2010 compared to approximately $9.9 million for the quarter ended June 30, 2009. The $2.8 million decrease was primarily related to a $1.1 million decrease in reimbursed expenses as it relates to the decrease in revenues from reimbursed expenses and a $1.3 million decrease in compensation and benefits that resulted from a reduction in the number of employees and salary reductions.

Income (loss) from Operations was approximately $(1.9) million for the quarter ended June 30, 2010 compared to $0.3 million for the quarter ended June 30, 2009.

Other Expense, net was approximately $5.9 million for the quarter ended June 30, 2010 compared to approximately $4.2 million for the quarter ended June 30, 2009.  The increase of other expense of $1.7 million was primarily due to the net loss on extinguishment of debt of $4.8 million offset by the increase of the loss on the derivative liability of $2.4 million.

Net Loss  was $8.6 million or $0.12 per share for the quarter ended June 30, 2010 compared to $3.9 million or $0.09 per share for the quarter ended June 30, 2009 resulting in an increased loss of $4.7  million.  The primary reasons for the net loss for the three months ended June 30, 2010 was the net loss on extinguishment of debt of $4.8 million and $1.1 million of interest expense recognized during that period.

Six Months ended June 30, 2010 compared with Six Months ended June 30, 2009

Revenues were approximately $11.0 million for the six months ended June 30, 2010 compared to approximately $18.6 million for the six months ended June 30, 2009. The decrease of $7.6 million was primarily related to a $6.7 million decrease in consulting fees.

Operating Expenses were approximately $18.8 million for the six months ended June 30, 2010 compared to approximately $19.2 million for the six months ended June 30, 2009.  This decrease of $0.4 million was primarily related to a $2.7 million decrease in compensation and benefits and a $0.9 million decrease in reimbursed expenses as it relates to the decrease in revenues from reimbursed expenses, and a $0.2 million decrease in professional and subcontracted services. These decreases were offset by a $4.0 million loss on impairment of intangible assets recorded during the six months ended June 30, 2010.

Loss from Operations was approximately $7.8 million for the six months ended June 30, 2010 compared to a loss of approximately $0.6 million for the six months ended June 30, 2009.

Other Expense, net was approximately $7.0 million for the six months ended June 30, 2010 compared to approximately $6.4 million for the six months ended June 30, 2009. The increase of $0.6 million was primarily due to the net loss on extinguishment of debt of $4.8 million offset by the increase of the loss on the derivative liability of $1.8 million.

Net Loss was $14.2 million or $0.24 per share for the six months ended June 30, 2010 compared to $4.9 million or $0.11 per share for the six months ended June 30, 2009 resulting in a increased loss of $9.3 million. The primary reasons for the net loss for the six months ended June 30, 2010 was the net loss on extinguishment of debt of $4.8 million and $2.4 million of interest expense recognized for that period.

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

Operating activities used cash of $5.4 million for the six months ended June 30, 2010 compared to providing cash of approximately $3.3 million for the six months ended June 30, 2009.  We had a net loss of $14.0 million for the six months ended June 30, 2010 and a decrease in cash flow from changes in assets and liabilities of approximately $4.1 million. During the six months ended June 30, 2010, we had non-cash expenses of $4.0 million impairment of intangible assets, $4.8 million net loss on extinguishment of debt, $0.6 million of non-cash interest expense, $0.9 million of amortization of debt discount and debt issuance costs, $1.0 million of depreciation and amortization, $0.8 million for the change in the fair value of the derivative liability, and $0.8 million of non-cash stock based compensation expense.  For the six months ended June 30, 2009, we had a net loss of $4.9 million and an increase in cash flow from changes in assets and liabilities of $2.3 million. In addition during the six months ended June 30, 2009, we had $2.8 million of amortization of debt discount and debt issuance costs, $1.9 million of depreciation and amortization and $2.6 million loss of derivative liability.

For the six months ended June 30, 2010, we used $0.2 million of cash flows for investing activities for the acquisition of property and equipment. For the six months ended June 30, 2009, we used $0.1 million of cash flows for investing activities for the acquisition of property and equipment.

For the six months ended June 30, 2010, financing activities provided $5.6 million of cash flows. We raised $3.2 million from the preferred stock private placement, $0.5 million in proceeds from debt and $2.4 million from proceeds on the sale of accounts receivable.  For the six months ended June 30, 2009, we used cash of $4.6 million for financing activities for debt payments.

As of June 30, 2010, we had working capital deficit of $4.0 million compared with the working capital deficit of $9.5 million at December 31, 2009.

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

Contractual Commitments

There have been no material changes to Epic’s contractual commitments during the second quarter of 2010 (except as noted above).  Please see Note 6 and the Company’s Annual Report on Form 10-K for December 31, 2009 for a complete discussion of the Company’s debt obligations.

Except for the commitments arising from our operating leases arrangements, we have no other off-balance sheet arrangements that are reasonably likely to have a material effect on our financial statements.

Safety

Working safely is a major objective at Epic. We believe this organization-wide objective provides for a safer work environment for employees, reduces our costs and enhances our reputation. Furthermore, striving to be a world-class leader in safety provides a platform for all employees to understand and apply the resolve necessary to be a high-performing organization. We measure our progress on safety based on Recordable Incidence Rate (“RIR”) as defined by OSHA. For the six month period ending June 30, 2010, the Company had no reportable incidents.  We continued to increase the number of training hours and worked judiciously to reduce the Company’s RIR’s.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures
John S. Ippolito, Epic's President and Chief Executive Officer and Michael Kinney, Epic’s Chief Financial Officer, evaluated the effectiveness of Epic's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based upon their evaluation, Ippolito and Kinney have concluded that the Company’s disclosure control and procedures were  effective as of June 30, 2010.

(b) Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

In April 2010, Epic issued 451,299 shares of Series A Preferred Stock and 30,300,182 shares of Common Stock in exchange for the cancellation 17,071,363 Series D Warrants, 5,613,668 Series C Warrants and forgiveness of $1,000,000 of principal of the Debentures. These shares were issued without registration under the Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Act and Regulation D promulgated thereunder.  Pursuant to Rule 144(d)(3)(ii) of the Act, the holding period of the Series A Preferred Stock and the Common Stock issued in exchange for the Series D Warrants, the Series C Warrants, and the principal amount of the Debentures will tack back to the original issue dates of the Series D Warrants, the Series C Warrants and the Debentures and as a result such Series A Preferred Stock and Common Stock will be issued without a restrictive legend and shall otherwise have no restrictions on resale by the Holders.  Holders of such Series A Preferred Stock and Common Stock will therefore be permitted to resell such shares of Series A Preferred Stock and Common Stock without restriction, and resales by such holders of the Series A Preferred Stock and Common Stock will not be covered by a registration statement filed by the Company.

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

EPIC ENERGY RESOURCES, INC.
(Registrant)

Date: August 12, 2010	/s/ John S. Ippolito
Chief Executive Officer, President and Principal Executive Officer

Date: August 12, 2010	/s/ Michael Kinney
Chief Financial Officer, Executive Vice President and Principal Accounting Officer